Form 10-Q
period 1996-03-31
EQUALNET HOLDING CORP
filed 1996-05-15
CIK 936163

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1996

                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934.

      For the transition period from , 19_to , 19_.

                        Commission File Number: 0-25482

                             EQUALNET HOLDING CORP.
             (Exact Name of Registrant as Specified in its Charter)

          TEXAS                                              76-0457803
(State of Other Jurisdiction of                       (I.R.S. Employer Identi-
 Incorporation or Organization)                           fication Number)

                          1250 WOOD BRANCH PARK DRIVE
                              HOUSTON, TEXAS 77079
           Address of Principal Executive Offices, Including Zip Code

                                 (713) 510-4600
              (Registrant's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---    ---

There were 6,020,182 shares of the Registrant's $.01 par value common stock outstanding as of May 13, 1996.

PART I FINANCIAL INFORMATION
ITEM I FINANCIAL STATEMENTS

                             EQUALNET HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30,         MARCH 31,
                                                      1995             1996
                                                  ------------     ------------
                                                     (NOTE)         (UNAUDITED)
ASSETS
Current assets
  Cash and equivalents                            $  3,526,543     $    137,312
  Accounts receivable, net of allowance
   for doubtful accounts of $1,219,154 at
   June 30, 1995 and $3,506,525 at                  20,866,661       18,081,429
   March 31, 1996
  Receivable from officers                              37,071           37,071

  Due from agents                                         --            762,265
  Prepaid expenses and other                            62,250          836,059
  Deferred tax assets                                  395,516        2,047,054
                                                  ------------     ------------
Total current assets                                24,888,041       21,901,190

Property and equipment
  Computer equipment                                 3,084,648        2,992,207
  Office furniture and fixtures                      1,001,450        1,182,438
  Leasehold improvements                               715,685        1,167,378
                                                  ------------     ------------
                                                     4,801,783        5,342,023

  Accumulated depreciation and
  amortization                                        (886,205)      (1,519,868)
                                                  ------------     ------------
                                                     3,915,578        3,822,155
Customer acquisition costs, net of
  accumulated amortization of $814,080
  at June 30, 1995 and $4,261,737 at
  March 31, 1996                                    10,231,560       11,301,777
Deferred tax assets                                       --          1,046,910
Other assets                                           280,390          609,553
                                                  ------------     ------------

Total assets                                      $ 39,315,569     $ 38,681,585
                                                  ============     ============


Note: The balance sheet at June 30, 1995, has been derived from the audited financial statements at that date.

                             EQUALNET HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS


                                                      JUNE 30,        MARCH 31,
                                                        1995            1996
                                                    ------------    ------------
                                                       (NOTE)        (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                  $  2,899,460    $  2,799,551
  Accrued expenses                                       698,818       1,325,830
  Accrued sales taxes                                  3,075,073       1,901,400

  Brokerage commissions payable                           71,613            --
  Payable to providers of long distance
    services                                           9,689,249       9,751,262
  Income taxes payable                                   528,462            --
  Current maturities of capital lease obligations        153,000         153,000
                                                    ------------    ------------
Total current liabilities                             17,115,675      15,931,043

Revolving line of credit                               1,052,640       9,482,205
Long term obligations under capital leases                90,000           9,000
Deferred income taxes                                    351,530            --
Shareholders' equity
  Preferred stock (non-voting), $.01 par value
  1,000,000 shares authorized and 0 shares
  issued and outstanding
 Common stock, $.01 par value, 20,000,000
  shares authorized and 6,023,750 shares
  issued and outstanding                                  60,237          60,237
 Additional paid in capital                           20,065,199      20,065,199
 Deferred compensation                                  (659,175)       (554,175)
 Retained earnings (deficit)                           1,239,463      (6,311,924)
                                                    ------------    ------------
Total shareholders' equity                            20,705,724      13,259,337
                                                    ------------    ------------
Total liabilities and shareholders' equity          $ 39,315,569    $ 38,681,585
                                                    ============    ============


Note: The balance sheet at June 30, 1995, has been derived from the audited financial statements at that date.

                             EQUALNET HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             MARCH 31,                            MARCH 31,
                                                      1995              1996              1995              1996
                                                  ------------      ------------      ------------      ------------
Revenues                                          $ 21,621,137      $ 19,212,135      $ 46,320,334      $ 62,179,037
Cost of Revenues                                    17,873,498        18,424,661        38,078,895        50,235,498
                                                  ------------      ------------      ------------      ------------
                                                     3,747,639           787,474         8,241,439        11,943,539
Selling, general and administrative
   expenses                                          2,439,662         3,515,197         5,943,723        10,327,098
Depreciation and amortization                          252,398         1,606,498           474,725         3,849,812
Write down of long term assets                            --           3,182,661              --           6,882,661
                                                  ------------      ------------      ------------      ------------
Operating income (loss)                              1,055,579        (7,516,882)        1,822,991        (9,116,032)

Other income (expense)
  Interest income                                       34,920                11            43,841            55,488
  Interest expense                                    (103,472)         (196,128)         (223,945)         (439,629)

  Miscellaneous                                         (9,157)         (264,830)          (29,154)         (309,777)
                                                  ------------      ------------      ------------      ------------
                                                       (77,709)         (460,947)         (209,258)         (693,918)
Income (loss) before federal income
  taxes                                                977,870        (7,977,829)        1,613,733        (9,809,950)

Provision (benefit) for federal
  income taxes                                         170,404        (1,547,699)          170,404        (2,258,563)
                                                  ------------      ------------      ------------      ------------

Net income (loss)                                 $    807,466      $ (6,430,130)     $  1,443,329      $ (7,551,387)
                                                  ============      ============      ============      ============

Net loss per share                                                  $      (1.07)                       $      (1.25)
                                                                    ============                        ============

Pro forma adjustment for taxes (1)                     201,187                             442,815

Pro forma net income                              $    606,279                        $  1,000,514
                                                  ============                        ============

Pro forma net income per share                    $       0.14                        $       0.24
                                                  ============                        ============

Weighted average number of
  shares                                             4,462,556         6,023,750         4,151,934         6,023,750
                                                  ============      ============      ============      ============


(1) From July 1, 1992, through March 7, 1995, the Company reported for federal income tax purposes as an S corporation. Accordingly, all taxable earnings of the Company during that period were taxed directly to the shareholders of the Company at their individual tax rates. A pro forma adjustment to reflect the federal and state income taxes as if the Company were a C corporation is presented for the three and nine months ended March 31, 1995, at the Company's effective tax rate of 38%.

                            EQUALNET HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                   MARCH 31,
                                                            1995               1996
                                                        ------------      ------------
OPERATING ACTIVITIES

Net income (loss)                                       $  1,443,329      $ (7,551,387)
Adjustments to reconcile net income (loss) to
  cash provided by operating activities
    Depreciation and amortization                            474,725         3,849,812
    Provision for uncollectible receivables                  674,094         4,463,939
    Deferred gain on sale leaseback transaction                 --             (99,935)
    Provision for deferred income taxes                     (105,000)       (3,049,978)
    Compensation expense recognized
      for common stock issue                                    --             105,000
    Write down of long term assets                              --           6,882,661
    Change in operating assets and
      liabilities:
        Accounts receivable                              (11,095,470)       (1,638,304)
        Due from agents                                         --            (802,668)
        Prepaid expenses and other                           (92,699)       (1,077,551)
        Other assets                                         (20,595)          320,844
        Accounts payable and accrued
          liabilities                                      9,843,853        (1,184,632)
                                                        ------------      ------------
Net cash provided by operating activities                  1,122,237           217,801

INVESTING ACTIVITIES
Purchase of property and equipment                        (2,237,097)       (4,213,645)
Proceeds from certificates of deposit                        300,000              --
Proceeds from notes receivable                                67,086              --
Commission rate buydown                                         --            (710,347)
Purchase of customer accounts                             (1,418,379)       (8,217,874)
                                                        ------------      ------------
Net cash used in investing activities                     (3,288,390)      (13,141,866)

FINANCING ACTIVITIES
Repayments on long term debt                                 (84,379)             --
Proceeds from revolving line of credit                    45,307,798        68,228,536
Repayments on revolving line of credit                   (44,085,862)      (59,798,971)
Proceeds from sale leaseback transaction                        --           1,186,269
Repayments on capital lease obligations                         --             (81,000)
Proceeds from issuance of stock                           17,899,134              --
Shareholder distributions                                 (2,435,481)             --
                                                        ------------      ------------
Net cash provided by financing activities                 16,601,210         9,534,834
                                                        ------------      ------------
Net increase (decrease) in cash and equivalents           14,435,057        (3,389,231)
Cash and equivalents, beginning of period                    194,571         3,526,543
                                                        ------------      ------------
Cash and equivalents, end of period                     $ 14,629,628      $    137,312
                                                        ============      ============

                            EQUALNET HOLDING CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -   MANAGEMENT'S REPRESENTATION

           The consolidated financial statements included herein have been prepared by the management of EqualNet Holding Corp. (the Company) without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and the accompanying consolidated financial statements present fairly the financial position as of March 31, 1996, and the results of operations for the three and nine months ended March 31, 1995 and 1996, and cash flows for the nine months ended March 31, 1995 and 1996. The Company recorded non-routine adjustments in the quarter ended March 31, 1996, which reduced earnings by $7.5 million. Refer to note 5 and Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

           It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the three years ended June 30, 1995, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1995. The interim results are not necessarily indicative of the results for a full year.

NOTE 2 -   PRO FORMA EARNINGS PER SHARE

           Pro forma net income per common share was computed by dividing pro forma net income by the weighted average number of shares outstanding during the period.

NOTE 3 -   CREDIT AGREEMENT

           The Company maintains a $25 million revolving line of credit, subject to certain restrictions, which expires December 1, 1997 and has an effective interest rate equal to the bank's prime rate. Borrowings under the agreement are limited to a borrowing base formula tied to eligible accounts receivable, which at March 31, 1996 supported borrowings of up to $13.3 million.

NOTE 4 -   INCOME TAXES AND PRO FORMA INCOME TAXES

           Effective July 1, 1992, the Company elected S corporation status. As a result, all federal income tax liabilities related to income generated by the Company after June 30, 1992 and prior to March 7, 1995, had been borne by the individual stockholders and no provision for federal income taxes had been recorded by the Company. As a result of the Company's reorganization into a holding company structure concurrent with its initial public offering, the Company terminated its status as an S corporation effective March 7, 1995, and has recorded an income tax provision in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", since the change in tax status. At the date of the change in the tax status, the net deferred tax liabilities of the Company were zero. The pro forma tax provision has been calculated as if the Company's taxable results were taxable as a C corporation under the Internal Revenue Code at the Company's effective tax rate of 38%.

         Because of the limited tax carryback available resulting from the recent change in the Company to C corporation status and from the uncertainty regarding the generation of future operating income sufficient to fully utilize these assets, the current deferred tax assets at March 31, 1996, are net of an $870,000 valuation allowance while the noncurrent deferred tax assets at March 31, 1996, are net of a $677,000 valuation allowance. Based upon the Company's history of taxable income (as an S and a C corporation) and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize fully all other deferred tax assets.


NOTE 5-  SPECIAL CHARGES

         The results of operations for the quarter ended March 31, 1996, include additional charges that total $7.5 million. These charges include a provision for uncollectible receivables of $3.6 million, a $2.2 million write-off of capitalized software costs related to a customer service information system which was abandoned, a $1.0 million write down of the carrying value of acquired customer accounts and other charges totaling $700,000 which includes accruals for estimated settlements related to disputed carrier charges, long-distance commitment shortfalls, and consumer complaints filed with state regulatory agencies.

NOTE 6-  CARRIER COMMITMENTS

         The Company has significant commitments to its two primary carriers to resell long-distance services. Under the Company's contracts with its carriers, the Company is penalized should the Company fail to meet its commitment levels. The Company is currently in a shortfall position under the AT&T and Sprint contracts. However, the Company has historically been able to negotiate settlements with its carriers that resulted in no such penalty being incurred by the Company.

         The Company has agreed to guarantee the existing long-distance commitments under AT&T Contract Tariff No. 1, Plan N agreement, for Unified Network Services LLC ("UNS"), a limited liability corporation in which the Company is a fifty percent owner.

NOTE 7-  COMMITMENTS AND CONTINGENCIES

         Occasionally, the Company is required by various regulatory and consumer protection authorities to respond to customer complaints and allegations against the Company concerning end-user subscription procedures. The public utility commissions of North Carolina and California and the offices of the attorneys general of Kansas, Illinois, Arkansas and Idaho have requested that the Company formally respond to some such claims. The attorneys general for the states of Arkansas, Idaho and Illinois have commenced lawsuits against the Company with regard to such claims in their respective states. The Company does not believe the outcome of any current proceeding will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended March 31, 1996, decreased 11.1% to $19.2 million compared with revenues of $21.6 million for the same period of the prior year. Gross margin, which in the three month period ended March 31, 1996, includes special charges of $3.6 million for uncollectible receivables and $350,000 for certain contingent liabilities, decreased 79.0% to $787,000 compared to $3.7 million for the same period of the prior year. Net loss for the three months ended March 31, 1996, included a $7.5 million additional pre-tax charge related to the write down of capitalized costs associated with a customer service information system that was abandoned, an increase in allowance for doubtful accounts related to revised estimates of uncollectible receivables, additional write-offs of acquired customer traffic and recognition of allowances for certain contingent liabilities, decreased to an after-tax loss of $6.4 million compared with net income of $807,000 for the same period in the prior year. Earnings before interest, taxes, depreciation, amortization and additional charges were $1.3 million for the each of the three month periods ended March 31, 1996 and 1995 and were $5.6 million for the nine month period ended March 31, 1996, as compared to $2.3 million for the same period in the previous year. Additional charges affecting earnings before interest, taxes, depreciation, amortization and additional charges for the three and nine month periods ended March 31, 1996, were $3.6 million for uncollectible receivables and $700,000 for certain contingent liabilities.

The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                     THREE MONTHS    THREE MONTHS      NINE MONTHS      NINE MONTHS
                                        ENDED            ENDED            ENDED            ENDED
                                       3/31/95          3/31/96          3/31/95          3/31/96
 Total revenues                          100.0%           100.0%           100.0%           100.0%
 Cost of revenues                         82.7%            95.9%            82.2%            80.8%
                                       -------          -------          -------          -------
 Gross margin                             17.3%             4.1%            17.8%            19.2%

 Selling, general and administrative      11.3%            18.3%            12.8%            16.6%
 expenses
 Depreciation and amortization             1.2%             8.4%             1.0%             6.2%
 Write down of long term assets            0.0%            16.6%             0.0%            11.1%
                                       -------          -------          -------          -------

 Operating income (loss)                   4.8%           (39.2%)            4.0%           (14.7%)

 Other income (expense)
  Interest income                          0.2%             0.0%             0.1%             0.1%
  Interest expense                        (0.5%)           (1.0%)           (0.5%)           (0.7%)
  Miscellaneous                            0.0%            (1.4%)           (0.1%)           (0.5%)
                                       -------          -------          -------          -------
                                           0.3%            (2.4%)           (0.5%)           (1.1%)

 Income (loss) before federal income
  taxes                                    4.5%           (41.6%)            3.5%           (15.8%)

 Provision (benefit) for federal
  income taxes                             0.8%            (8.1%)            0.4%            (3.6%)
                                       -------          -------          -------          -------

 Net income (loss)                         3.7%           (33.5%)            3.1%           (12.2%)
                                       =======          =======          =======          =======
 Pro forma adjustment for taxes            0.9%                              1.0%

 Pro forma net income                      2.8%                              2.1%
                                       =======                           =======

Revenues

The Company experienced a decrease in revenues in the three months ended March 31, 1996, of 11.1% to $19.2 million compared to $21.6 million for the comparable period of the prior year and an increase in revenues for the nine months ended March 31, 1996, of 34.2% to $62.2 million compared to $46.3 million for the comparable period of the previous year. The decrease for the quarter ended March 31, 1996, as compared to the same quarter of the previous year was primarily the result of increased customer attrition attributable to provisioning delays at the Company's primary carrier and from internal difficulties resulting from the implementation of the NetBase Plus operating system, both of which led to a decline in billable minutes. Billable minutes decreased 9.0% to 66.5 million minutes for the quarter ended March 31, 1996, from 73.1 million minutes for the quarter ended March 31, 1995. Total billable minutes for the nine months ended March 31, 1996, increased 37.6% to 211.2 million minutes compared to 153.5 million minutes for the same period of the prior year. The increase for the nine month period was due primarily to an increase in customer accounts purchased from third parties and marketing agents and a corresponding increase in billable minutes.

The lower than anticipated revenues for the three months ended March 31, 1996, were attributable to a number of factors. Specifically, as discussed in the previous quarter, delayed provisioning time -- the time it takes the Company's primary underlying long-distance carrier to activate new customers -- while improving, has continued to depress revenues. Additionally, the conversion to NetBase Plus, the Company's second generation customer management system, did not perform as anticipated, leading to delays in providing the Company's customers with bills on a timely basis and negatively affecting customer service by delaying the processing of customer credits and refunds. These conditions kept customer attrition rates at substantially higher than normal levels. The Company has taken a number of actions to address the problems, including continuing to work with the carrier to improve provisioning times and reverting to a modified version of the previously utilized and tested NetBase operating system to improve accuracy. The Company also finalized the previously announced joint venture with MetroLink, Inc., Unified Network Services LLC ("UNS"), which is expected to allow the Company to reduce provisioning time and, by utilizing the UNS network for a portion of the Company's traffic, to lower the cost of long-distance to the Company.

Cost of Revenues

The cost of revenues for the three months ended March 31, 1996, increased 3.1% to $18.4 million compared to $17.9 million for the comparable period of the prior year. This increase was primarily attributable to additional charges of $3.6 million for uncollectible receivables, and $350,000 for estimated settlements on disputed carrier charges and long-distance commitment shortfalls. As a result of the additional charges, cost of revenues as a percent of revenue was 95.9% for the quarter ended March 31, 1996, as compared to 82.7% for the quarter ended March 31, 1995.

The Company's cost of long-distance (which is a component of cost of revenues) as a percentage of revenues increased to 65.8% for the quarter ended March 31, 1996, as compared to 62.6% for the quarter ended March 31, 1995, and increased to 64.3% for the nine months ended March 31, 1996, as compared to 63.7% for the same period of the previous year. The increase in the cost of long-distance as a percentage of revenues for the three and nine months ended March 31, 1996, as compared to the same periods in 1995 is primarily due to carrier charges and long-distance commitment shortfalls.

Commission expense prior to the charge for the agent advance allowance decreased as a percent of revenue to 4.7% from 14.6% for the three months ended March 31, 1996 and 1995, respectively, and to 5.4% from 13.1% for the nine months ended March 31, 1996 and 1995, respectively. The decrease is primarily the result of the Company making a payment to a principle agent to reduce the agent's commission rate in November 1995, acquisition of customer accounts on which commissions are not paid and a decrease in the commission percentage payable to agents.

Bad debt expense increased to $3.1 million from $384,000 for the three months ended March 31, 1996 and 1995, respectively, and to $3.5 million from $674,000 for the nine months ended March 31, 1996 and 1995, respectively. During the third quarter of fiscal 1996, the Company recorded an additional charge to uncollectible receivables of $2.6 million related to customer accounts receivable. A primary contributing factor to the increase in bad debt incurred by the Company was the result of the shift to more purchased orders on which the Company had full exposure to uncollectible accounts as compared to the commissioned orders whereby the agents shared in a substantial portion of the risk on uncollectible accounts. In addition, the Company's collection efforts were hindered by the failure of NetBase Plus to produce some of the necessary information to allow for the most effective method of collection.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization and the write down of deferred acquisition costs and the NetBase Plus assets, increased 209% to $8.3 million for the three months ended March 31, 1996, from $2.7 million for the same period of the prior year and increased 228% to $21.1 million for the nine months ended March 31, 1996, from $6.4 million for the same period of the previous year. The write down of deferred acquisition costs was necessitated by continued greater than expected turnover of acquired customer bases which resulted from difficulties in billing and servicing the customer accounts. The Company wrote deferred acquisition costs down an additional $1.0 million in the third quarter of fiscal 1996. As was previously reported, the Company also took a write down during the quarter ended December 31, 1995, which consisted of a $3.7 million non-cash charge to reduce the carrying value of an acquired customer base to the present value of the expected future cash flows associated with the underlying customer accounts.

Amortization has also continued to increase substantially when comparing the three and six month periods ended March 31, 1996 and 1995, because of the significant increase in purchased accounts and customer base acquisitions. Depreciation expense has risen over the same periods discussed above as a result of purchases of furniture, leasehold improvements and computers needed to support the increase in staff required to manage the Company's growth and as a result of the significant investment in NetBase Plus. During the quarter ended March 31, 1996, the Company began reverting from the NetBase Plus operating system which was implemented in November 1995, to the NetBase operating system, the Company's previously utilized operating system. As a result, the Company wrote off approximately $2.2 million in capitalized software development costs associated with the NetBase Plus system. The Company fully reverted to utilizing the NetBase operating system in April 1996. The Company expects the reversion to reduce cash outlays that were required to service, maintain and modify the NetBase Plus system as well as decrease depreciation expense in the future by approximately $50,000 per month.

Selling, general and administrative expenses other than depreciation also increased as a percentage of revenue for the three and nine month periods ended March 31, 1995 and 1996, from 11.3% to 18.3% and from 12.8% to 16.6%, respectively. This increase was primarily due to the increased staff necessary to handle the increased provisioning and customer service activities required by the growth in sales volume over the comparable nine month periods. However, the Company reduced staffing in late December 1995 in reaction to declining order activity. As a result, salary expense was approximately $450,000 less in the third quarter of fiscal 1996 as compared to the second quarter of fiscal 1996; however, salary expense in total and as a percent of revenue were substantially higher for the three and nine months ended March 31, 1996, as compared to the same periods of the preceding fiscal year. Lease expense has increased as a result of the addition of several substantial leases relating to computer and office equipment and a new phone system. The new phone system, acquired in late December 1995, has significantly reduced customer hold times resulting in a reduction to the Company's long-distance expense of approximately $20,000 per month.

Liquidity and Capital Resources

The Company generated $218,000 in cash flow from operations for the nine months ended March 31, 1996, compared to $1.1 million generated for the prior year's comparable period. The Company's substantial revenue growth resulted in an increase to $4.6 million from $2.5 million in cash provided by net income adjusted for non-cash expenses for the first nine months of fiscal year 1996 as compared to the same period in fiscal year 1995. Cash flow from operations was negatively effected by a change in the Company's policy related to the timing of payment of commissions. Beginning in fiscal year 1996, the Company began paying commissions based upon revenue billed while prior to that time, commissions were paid on revenues collected. In addition, during fiscal 1996, the Company has settled and paid the majority of the sales taxes due to various states resulting from an error in the calculation and remittance of taxes in previous years. A further use of cash was required to satisfy the Company's federal tax liability paid in the third quarter of fiscal 1996 for the stub tax period March 7, 1995 through June 30, 1995. These uses of cash were partially offset by an increase in accrued expenses related to the timing of payments.

Cash used in investing activities totaled $13.1 million for the nine months ended March 31, 1996, compared to $3.3 million for the same period of the previous year. The increase was due primarily to the acquisition of $8.2 million of customer accounts compared with acquisitions of $1.4 million of customer accounts for the same period in the previous year, the payment of $710,000 to one of the Company's largest agents in December 1995 to reduce such agent's commission rate, costs associated with leasehold improvements related to the Company's relocation to expanded facilities and costs of creating and implementing NetBase Plus. Costs associated with the leasehold improvements and expanded facilities, and the improvements to NetBase totaled $4.2 million compared to $2.2 million for the comparable period of the previous year.

Cash provided by financing activities was $9.5 million for the nine months ended March 31, 1996, generated almost entirely by borrowings under the Company's line of credit and the sale and leaseback of $1.2 million in assets.

The Telecommunications Act of 1996 (the "Act") signed into law on February 8, puts mechanisms in place to remove the barriers that previously kept the Regional Bell Operating Companies ("RBOCs") from providing interexchange long distance services. The Act effectively replaces the 1984 consent decree that related to the AT&T divestiture and the restrictions placed upon the RBOCs in that decree. The Act contains certain restrictions designed to prevent the RBOCs from using their local exchange position to an unfair competitive advantage, and opens the door for Interexchange Carriers ("IXCs") to provide local services. This legislation is the most comprehensive amendment to the area of communications law since the passage of the Communications Act of 1934; however, there are still numerous areas of the Act that require the promulgation of regulations by the Federal Communications Commission before better interpretation and analysis may be made of the full impact of this legislation on the Company's business and prospects. The RBOCs have the potential to be very large, well funded and aggressive competitors in the long distance industry, and will no doubt actively compete for the Company's long distance customers. It is impossible to predict at this time with any degree of accuracy the extent to which the Company may lose market share as a result of this increased competition. It is also uncertain at this time as to when and under what circumstances the Company will be able to effectively market local services as permitted under the Act.

The Company has significant commitments to its two primary carriers to resell long distance services. The Company's contracts with its carriers contain penalty clauses that could materially and adversely impact the Company should the Company fail to meet its commitments. The Company has from time to time failed to meet its commitment levels under particular contracts and is currently in a shortfall situation under the AT&T and Sprint contracts. However, the Company has historically been also to negotiate settlements with its carriers that resulted in no penalty being incurred by the Company. Should the Company continue to fail to meet its carrier commitments and be unable to negotiate settlements with the carriers, the penalties incurred as a result of such shortfalls could have a material adverse impact upon the Company's liquidity.

The Company maintains a credit agreement with its principal commercial lender for a revolving line of credit of up to $25 million. Borrowings under the agreement are subject to a borrowing base formula tied to eligible accounts receivable, which at March 31, 1996, supported borrowings of up to $13.3 million. In the Company's monthly cash cycle, cash receipts fluctuate in relation to the applicable billing dates while cash disbursements experience a more dramatic increase when the payments to underlying carriers are due. During this increase in the cash disbursements cycle, the Company approaches the limits of its borrowing capacity under the line of credit.

On October 12, 1995, the Company entered into an agreement to acquire ALD Communications, Inc., a California based long-distance company ("ALD"), for $2.25 million payable in shares of the Company's common stock. Consummation of the acquisition was subject to certain conditions precedent, including approvals by regulatory authorities. The agreement provided that any party could terminate the agreement at any time after March 31, 1996, if the conditions had not been satisfied and the closing of the transaction had not occurred. On May 10, 1996, ALD notified EqualNet of its intent to terminate the agreement and to cease negotiations with EqualNet with respect to the proposed agreement.

The Company has signed a letter of intent that sets forth a proposed agreement for the Company to, among other things, purchase the existing customer base of American Teletronics Long Distance, Inc. ("ATLD") for a purchase price based upon a multiple of monthly revenue. The purchase price is expected to approximate $7.7 million. The Company is currently considering alternatives to financing the ATLD acquisition including, but not limited to, financing through term debt obtained from outside lenders, a financing arrangement with a vendor of ATLD for the acquisition of the ATLD accounts, through an increase in the borrowing base under the Company's existing credit agreement due to increased receivables when the acquisitions are consolidated, or through a combination of the above. There can be no assurances the Company will be able to obtain such financing nor any assurances regarding the viability of the acquisitions should the Company be unable to obtain additional financing.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           Occasionally, the Company is required by various regulatory and consumer protection authorities to respond to customer complaints and allegations against the Company concerning end user subscription procedures. The public utility commissions of North Carolina and California and the offices of the attorneys general of Kansas, Illinois, Arkansas, and Idaho requested that the Company formally respond to some such claims. The attorneys general for the states of Arkansas, Idaho and Illinois have commenced lawsuits against the Company with regard to such claims in their respective states. Public service or utility commissions have the authority to assess penalties or sanctions up to and including revocation of a carrier's certificate of public convenience and necessity. All actions are pending and the Company is cooperating with the respective authorities to demonstrate that such complaints are not indicative of a pattern or ongoing means of conducting business. While the Company is unable to determine the amount, if any, of penalties or sanctions that might be assessed by these authorities, it does not believe the outcome of any current proceedings will have a material adverse effect on the Company's results of operations or financial condition.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           CAUTIONARY STATEMENTS:

           The Company's expectations with respect to future results of operations embodied in oral and written forward looking statements are subject to the following risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations:

           ATTRITION RATES - In the event that the Company's attrition rates continue at the current rate either as a result of increased provisioning times by its underlying carrier, the purchase of poor performing traffic, or the inability to properly manage the existing customer base due to transitional difficulties to the NetBase system from the NetBase Plus system, additional charges that affect earnings may be incurred.

           DEPENDENCE ON INDEPENDENT MARKETING AGENTS - The Company has a small internal sales force and obtains a significant majority of its new customers from the Company's network of Independent

           Marketing Agents ("Agents"). EqualNet's near-term ability to expand its business depends upon whether it can continue to maintain favorable relationships with existing Agents and recruit and establish new relationships with additional Agents. Should the return to the original NetBase system not improve the exchange of information between the Company and its Agents, no assurances can be made as to the willingness of the existing Agents to continue to provide new orders to the Company or as to the Company's ability to attract and establish relationships with new Agents.

           INABILITY TO COLLECT ACCOUNTS RECEIVABLE - In the event that the Company's bad debt experience continues at the current rate either as a result of the purchase of poor performing traffic or the inability of the Company to properly manage existing customer receivables due to transitional difficulties from the NetBase Plus system to the NetBase system, additional charges that affect earnings may be incurred. In addition, the inability to collect past due receivables could have a material adverse impact upon the Company's liquidity and cash flow.

           DEPENDENCE ON AT&T AND OTHER FACILITIES-BASED CARRIERS - The Company does not own transmission facilities and currently depends primarily upon AT&T and to a lesser extent upon Sprint to provide it with the telecommunications services that it resells to its customers and the detailed information upon which it bases its customer billings. EqualNet's near-term ability to expand its business depends upon whether it can continue to maintain favorable relationships with AT&T and Sprint. Although the Company believes that its relations with AT&T and Sprint are good and should remain so with continued contract compliance, the termination of the Company's current contracts with either AT&T or Sprint or the loss of the telecommunications services that the Company receives from AT&T or Sprint could have a material adverse effect on the Company's results of operations and financial condition.

           This dependence on the Company's primary carrier further manifested itself during the quarter ended March 31, 1996, as continued delays in provisioning (activating new customers) by the carrier continued to result in a backlog of customers who would otherwise have been on the Company's service and billing. The carrier has taken certain steps to decrease the provisioning time; however, no assurances can be made as to how quickly the remaining backlog will be reduced or that similar delays will not occur in the future.

           CARRIER COMMITMENTS - The Company has significant commitments with its two primary carriers to resell long distance services. The Company's contracts with its carriers contain penalty clauses that could materially and adversely impact the Company should the Company fail to meet its commitments. The Company has, from time to time failed to meet its commitment levels under particular contracts and is currently in a shortfall situation with the AT&T and Sprint contracts, however, the Company has historically been able to negotiate a settlement with the carrier which resulted in no penalty being incurred by the Company. No assurances can be made that the Company will be able to reach similar favorable settlements with its carriers should it continue to fail to meet its commitments.

           In recent years, AT&T, MCI Communications Corporation ("MCI") and Sprint have consistently followed one another in pricing their long distance products. If MCI and Sprint were to lower their rates for long distance service and AT&T did not adopt a similar price reduction, adverse customer reaction could affect the Company's ability to meet its commitments under the AT&T contract which could materially adversely affect the Company.

           INABILITY TO TRANSITION CUSTOMER BASES OBTAINED THROUGH ACQUISITION
           - As the Company expands its customer base through acquisitions, it may experience increased attrition as a result of underlying deficiencies in the acquired customer base and difficulties incurred in connection with the transition of such customer bases onto the EqualNet operating system.

           DEVELOPMENTAL AND TRANSITIONAL PROBLEMS WITH NETBASE - NetBase Plus, the Company's second generation customer management system, was not able to meet the operating requirements of the Company. As a result, the Company began reverting to the original NetBase operating system late in the fiscal third quarter. To the extent that the Company experiences significant growth, the existing NetBase operating system may reach technical limitations and hinder reporting visibility to management as well as cause a decline in customer service, thereby impacting attrition levels and therefore results of operations.

           RELATIONSHIPS WITH STATE REGULATORY AGENCIES - EqualNet's intrastate long distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company is presently responding to consumer protection inquiries from seven states. Management believes these inquiries will be resolved satisfactorily, although settlement offers may be made or accepted in instances in which it is determined to be cost effective. During the quarter ended March 31, 1996, the Company recorded an accrual of $250,000 for such estimated settlements. No assurances can be made however, that additional states will not begin inquiries or that the current accrual will be sufficient to provide for existing or future settlements. Failure to resolve inquiries satisfactorily or reach a settlement with the regulatory agencies could, in the extreme, result in the inability of the Company to provide long distance service in the jurisdiction requiring regulatory certification. Any failure to maintain proper certification could have a material adverse effect on the Company's business.

Item 6.    Exhibits and Reports on Form 8-K

           a.        Exhibits

                     10.1 Carrier Agreement between MCI Telecommunications Corporation and EqualNet Communications, Inc., dated January 16, 1996

                     10.2 Corporate Guarantee given to AT&T Corp. by EqualNet Corporation and MetroLink, Inc. on behalf of Universal Network Services LLC

                     27.1     Financial Data Schedule

           b.        Reports on Form 8-K

                     None.


                                   SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EQUALNET HOLDING CORP.


Date May 15, 1996                         /s/ Michael L. Hlinak
                                          ----------------------
                                          Michael L. Hlinak
                                          Senior Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                            Description
- - -------                           -----------

10.1 Carrier Agreement between MCI Telecommunications Corporation and EqualNet Communications, Inc., dated January 16, 1996

10.2 Corporate Guarantee given to AT&T Corp. by EqualNet Corporation and MetroLink, Inc. on behalf of Universal Network Services LLC

27.1       Financial Data Schedule