Form 10-Q/A
period 1996-03-31
EQUALNET HOLDING CORP
filed 1996-07-02
CIK 936163

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                  AMENDMENT NO.1 TO FORM 10-Q ON FORM 10-Q/A



|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF  THE

      SECURITIES AND EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1996

                                      OR

| |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934.

       For the transition period from          , 19   to           , 19   .
                                      ---------    --    ----------    ---

                        Commission File Number: 0-25482


                            EQUALNET HOLDING CORP.
            (Exact Name of Registrant as Specified in its Charter)


               TEXAS                                      76-0457803
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

                                 Yes X No ___

There were 6,020,182 shares of the Registrant's $.01 par value common stock outstanding as of May 13, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended March 31, 1996, decreased 11.1% to $19.2 million compared with revenues of $21.6 million for the same period of the prior year. Gross margin, which in the three month period ended March 31, 1996, includes special charges of $3.6 million for uncollectible receivables and $350,000 for certain contingent liabilities, decreased 79.0% to $787,000 compared to $3.7 million for the same period of the prior year. Net loss for the three months ended March 31, 1996, included a $7.5 million additional pre-tax charge related to the write down of capitalized costs associated with a customer service information system that was abandoned, an increase in allowance for doubtful accounts related to revised estimates of uncollectible receivables, additional write-offs of acquired customer traffic and recognition of allowances for certain contingent liabilities, decreased to an after-tax loss of $6.4 million compared with net income of $807,000 for the same period in the prior year. Earnings before interest, taxes, depreciation, amortization and additional charges were $1.3 million for the each of the three month periods ended March 31, 1996 and 1995 and were $5.6 million for the nine month period ended March 31, 1996, as compared to $2.3 million for the same period in the previous year. Additional charges affecting earnings before interest, taxes, depreciation, amortization and additional charges for the three and nine month periods ended March 31, 1996, were $3.6 million for uncollectible receivables, and $700,000 for certain contingent liabilities.

The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:


                                               THREE MONTHS         THREE MONTHS         NINE MONTHS       NINE MONTHS
                                                   ENDED                ENDED               ENDED             ENDED
                                                  3/31/95              3/31/96             3/31/95           3/31/96

Total revenues                                    100.0%               100.0%               100.0%            100.0%
Cost of revenues                                   82.7%                95.9%                82.2%             80.8%
                                              ----------------     ----------------     --------------    ---------------
Gross margin                                       17.3%                 4.1%                17.8%             19.2%


Selling, general and administrative expenses       11.3%                18.3%                12.8%             16.6%
Depreciation and amortization                       1.2%                 8.4%                 1.0%              6.2%
Write down of long term assets                      0.0%                16.6%                 0.0%             11.1%
                                              ----------------     ----------------     --------------    ---------------
Operating income (loss)                             4.8%               (39.2%)                4.0%            (14.7%)


Other income (expense)
   Interest income                                  0.2%                 0.0%                 0.1%              0.1%
   Interest expense                                (0.5%)               (1.0%)               (0.5%)            (0.7%)
   Miscellaneous                                    0.0%                (1.4%)               (0.1%)            (0.5%)
                                              ----------------     ----------------     --------------    ---------------
                                                    0.3%                (2.4%)               (0.5%)            (1.1%)

Income (loss) before federal income taxes           4.5%               (41.6%)                3.5%            (15.8%)

Provision (benefit) for federal income taxes        0.8%                (8.1%)                0.4%             (3.6%)
                                              ----------------     ----------------     --------------    ---------------
Net Income (loss)                                   3.7%               (33.5%)                3.1%            (12.2%)
                                              ================     ================     ==============    ===============

Pro forma adjustment for taxes                      0.9%                                      1.0%

Pro forma net income                                2.8%                                      2.1%
                                              ================                          ==============

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

Cash used in investing activities totaled $13.1 million for the nine months ended March 31, 1996, compared to $3.3 million for the same period of the previous year. The increase was due primarily to the acquisition of $8.2 million of customer accounts compared with acquisitions of $1.4 million of customer accounts for the same period in the previous year, the payment of $710,000 to one of the Company's largest agents December 1995 to reduce such agent's commission rate, costs associated with leasehold improvements related to the Company's relocation to expanded facilities and costs of creating and implementing NetBase Plus. Costs associated with the leasehold improvements and expanded facilities, and the improvements to NetBase totaled $4.2 million compared to $2.2 million for the comparable period of the previous year.

Cash provided by financing activities was $9.5 million for the nine months ended March 31, 1996, generated almost entirely by borrowings under the Company's line of credit and the sale and leaseback of $1.2 million in assets.

The Telecommunications Act of 1996 (the "Act"), signed into law on February 8, puts mechanisms in place to remove the barriers that previously kept the Regional Bell Operating Companies ("RBOC"s) from providing interexchange long distance services. The Act effectively replaces the 1984 consent decree that related to the AT&T divestiture and the restriction placed upon the RBOCs in that decree. The Act contains certain restrictions designed to prevent RBOCs from using their local exchange position to an unfair competitive advantage, and opens the door for Interexchange Carriers ("IXCs") to provide local services. This legislation is the most comprehensive amendment to the area of communications law since the passage of the Communications Act of 1934; however, there are still numerous areas of the Act that require the promulgation of regulations by the Federal Communications Commission before better interpretation and analysis may be made of the full impact of this legislation on the Company's business and prospects. The RBOCs have the potential to be very large, well funded and aggressive competitors in the long distance industry, and will no doubt actively compete for the Company's long distance customers. It is impossible to predict at this time with any degree of accuracy the extent to which the Company may lose market share as a result of this increased competition. It is also uncertain at this time as to when and under what circumstances the Company will be able to effectively market local services as permitted under the Act.

The Company has significant commitments to its two primary carriers to resell long distance services. The Company's contracts with its carriers contain penalty clauses that could materially and adversely impact the Company should the Company fail to meet its commitments. The Company has from time to time failed to meet its commitment levels under particular contracts and is currently in a shortfall situation under AT&T and Sprint contracts. However, the Company has historically been able to negotiate settlements with its carriers that resulted in no penalty being incurred by the Company. Should the Company continue to fail to meet its carrier commitments and be unable to negotiate settlements with the carriers, the penalties incurred as a result of such shortfalls could have a material adverse impact upon the Company's liquidity.

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

In January 1996, the Company entered into a four-year agreement with MCI Telecommunications Corporation ("MCI") which will allow the Company to offer an additional long-distance product to its customers. The agreement can be terminated by either party without penalty before July 15, 1996. If the Company does not elect to terminate the agreement prior to July 15, 1996, it will be committed, beginning November 1, 1996, to resell $1.0 million of MCI long-distance service each month through December 1996 and $1.5 million of MCI long-distance each month from January 1997 through the expiration of the agreement on February 1, 2000. Beginning in January 1997, if the Company does not meet its monthly commitment levels, it must pay to MCI the lesser of (i) its actual usage charges at standard MCI tariffed rates plus 15% of the unmet commitment or (ii) the monthly commitment amount. In the event that the Company terminates the agreement after July 15, 1996, but prior to its expiration on February 1, 2000, it must pay an early termination fee equal to 15% of the aggregate remaining monthly commitments and repay any installation credits received by the Company pursuant to the agreement.

     Item 6.    Exhibits and Reports on Form 8-K

                a.   Exhibits

                     10.1     Carrier Agreement between MCI
                              Telecommunications Corporation and
                              EqualNet Communications, Inc., dated
                              January 16, 1996. (Confidential
                              treatment requested for certain
                              provisions pursuant to Rule 24b-2
                              under the Securities Exchange Act of
                              1934.)

                     10.2 Corporate Guarantee given to AT&T Corp. by EqualNet Corporation and MetroLink, Inc. on behalf of Universal Network Services LLC.



                b.   Reports on Form 8-K

                              None.



                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EQUALNET HOLDING CORP.


     Date July 2, 1996                        /s/  Michael L. Hlinak
                                              ----------------------
                                              Michael L. Hlinak
                                              Senior Vice President and
                                              Chief Financial Officer