Form 10-K
period 1996-06-30
EQUALNET HOLDING CORP
filed 1996-10-16
CIK 936163

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED JUNE 30, 1996          COMMISSION FILE NUMBER 0-025842

                             EQUALNET HOLDING CORP.

        A TEXAS                                           IRS EMPLOYER
        CORPORATION                                      NO. 76-0457803

                           1250 WOOD BRANCH PARK DRIVE
                              HOUSTON, TEXAS 77079

                          Telephone Number 281/529-4600


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 Par Value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes  [X]  No  [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock (common stock) held by non-affiliates
 of registrant as of October 8, 1996                                 $13,504,500

Number of shares of registrant's common stock outstanding
as of October 8, 1996                                                  6,002,000

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant's proxy statement relating to registrant's 1996 annual meeting of shareholders have been incorporated by reference into Part III hereof.
================================================================================

ITEM                                                                        PAGE
----                                                                        ----
PART I
        1.  BUSINESS.........................................................  1
        2.  PROPERTIES.......................................................  7
        3.  LEGAL PROCEEDINGS................................................  7
        4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  7

PART II
        5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS........................................................  8
        6.  SELECTED FINANCIAL DATA..........................................  9
        7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.......................................... 10
        8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 19
        9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE........................................... 19

PART III
       10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 19
       11.  EXECUTIVE COMPENSATION........................................... 19
       12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 19
       13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 19

PART IV
       14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K....................................................... 20

        ALL DEFINED TERMS UNDER RULE 4-10(A) OF REGULATION S-X SHALL HAVE THEIR STATUTORILY-PRESCRIBED MEANINGS WHEN USED IN THIS REPORT.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

        EqualNet Holding Corp. ("EqualNet" or the "Company") is a long-distance telephone company that provides services to approximately 115,000 customers nationwide. The Company currently contracts with AT&T Corp. ("AT&T") and Sprint Communications Company, L.P. ("Sprint") to provide transmission of its customers' traffic. Sales related to services provided pursuant to the AT&T and Sprint contracts accounted for approximately 85% and 15%, respectively, of the Company's revenues for the year ended June 30, 1996.

        EqualNet markets its services primarily to small business customers with monthly long-distance bills of less than $l,000, and for the year ended June 30, 1996, the monthly long-distance bill of the Company's average customer was approximately $50. EqualNet is one of the several hundred companies that comprise the third tier of the long-distance market. See "-- Industry Overview and Competition". The Company uses independent marketing agents and an internal sales force in selling its services. The Company primarily uses independent marketing agents to sell the Company's services through telemarketing and direct sales efforts. Revenues derived from EqualNet's customers introduced to the Company by independent marketing agents constituted approximately 87% of the Company's total revenue for the year ended June 30, 1996. Revenues attributable to EqualNet's customers introduced through the efforts of one independent marketing agent accounted for 28%, 40% and 28% of the Company's total revenues for the fiscal years ended June 30, 1994, 1995 and 1996, respectively. The independent marketing agents receive residual commissions based on billings less a portion, typically 50%, of bad debt expense attributable to delinquent accounts.

        Since the Company's inception in July 1990, EqualNet's revenues have grown to $78.4 million for the fiscal year ended June 30, 1996. Pre-tax income for the fiscal years ended June 30, 1994 and 1995 was $1.8 million and $2.9 million, respectively, and pre-tax loss for fiscal 1996 was $11.1 million. Pro forma net income for the fiscal years ended June 30, 1994 and 1995 was $ 1.1 million and $1.8 million, respectively, while fiscal 1996 resulted in a net loss of $8.4 million. EqualNet has increased its sales volume primarily through its network of independent marketing agents actively selling the Company's products and through the acquisition of customer accounts of other resellers. The Company's network of independent marketing agents has historically included more than 100 agents; however, the majority of the Company's sales has been generated by a smaller number of large agents. The Company currently receives substantially all of its new orders from 15 agents. The Company believes that partnering with a smaller number of large, established marketing agents will result in a more long-term relationship with its agents and the orders generated by those agents will lead to a higher quality, more stable customer base.

INDUSTRY OVERVIEW AND COMPETITION

        Since the break-up of AT&T in 1984, annual revenues for the domestic long-distance market have increased significantly. According to industry data, AT&T, together with MCI Telecommunications Corporation ("MCI") and Sprint, constitute what generally is regarded as the first tier in the long-distance market. Large regional long-distance companies, some with national capabilities, such as LDDS WorldCom, Inc. ("WorldCom"), Frontier Corporation ("Frontier"), Cable & Wireless Communications, Inc. and LCI International, constitute the second tier of the industry and, cumulatively, are believed to account for approximately 5% of the market. The remainder of the market share is held by several hundred smaller companies, known as third-tier carriers.

        Many first- and second-tier companies, most notably AT&T, Sprint, WorldCom (through its WilTel subsidiary) and Frontier (through its Allnet subsidiary), actively have been providing long-distance products for resale for a number of years. Since 1994, MCI has also adopted an aggressive stance in providing product for resale.

        Long-distance companies can be categorized by several definitions. One distinction is between facilities-based companies and non-facilities-based companies, or resellers. Facilities-based companies own transmission facilities, such as fiber optic cable or digital microwave equipment. Profitability for facilities-based carriers is dependent not only upon their ability to generate revenues but also upon their ability to manage complex networking and transmission costs. Substantially all of the first- and second-tier long-distance companies are facilities-based carriers and generally offer service nationwide. Most facilities-based carriers in the third tier of the market generally offer their service only in a limited geographic area. Some facilities-based carriers contract with other facilities-based carriers to provide transmission where they have geographic gaps in their facilities. Similarly, non-facilities-based companies, such as the Company, contract with facilities-based carriers to provide transmission of their customers' long-distance traffic. Pricing in such contracts is typically either on a fixed rate lease basis or a call volume basis. Profitability for non-facilities based carriers is based primarily on the carrier's ability to generate and retain sufficient revenue volume to negotiate attractive pricing with one or more facilities-based carriers.

        A second distinction among long-distance companies is that of switched versus switchless carriers. Switched carriers have one or more switches, computers that direct telecommunications traffic in accordance with programmed instructions. All of the facilities-based carriers are switched carriers, as are many non-facilities-based companies. Switchless carriers depend on one or more facilities-based carriers to provide both transmission capacity and switch facilities. EqualNet currently is a switchless reseller.

        Competition in the long-distance industry is based upon pricing, customer service, network quality and value-added services. The success of a non-facilities-based carrier such as the Company depends almost entirely upon the amount of traffic that it can commit to the underlying carrier -- the larger the commitment, the lower the cost of service. Subject to contract restrictions and customer brand loyalty, resellers like EqualNet may competitively bid their traffic among other national long-distance carriers to gain improvement in the cost of service. The non-facilities-based carrier devotes its resources entirely to marketing, operations and customer service, deferring the costs of network maintenance and management to the underlying carrier.

        The relationship between resellers and the major underlying carriers is predicated primarily upon the pricing strategies of the first-tier companies, which has resulted historically in higher rates to the small business customer. Small business customers typically are not able to make the volume commitments necessary to negotiate reduced rates under individualized contracts. The higher rates result from the higher cost of credit, collection, billing and customer service per revenue dollar associated with small billing level long-distance customers. By committing to large volumes of traffic, the reseller is guaranteeing traffic to the underlying carrier. The underlying carrier is also relieved of the administrative burden of qualifying and servicing large numbers of relatively small accounts. The successful reseller efficiently markets the long-distance product, processes orders, verifies credit and provides customer service to large numbers of small accounts.

SERVICES AND OPERATIONS

NETBASE CUSTOMER MANAGEMENT SYSTEM

        The NetBase System ("NetBase") is the Company's proprietary customer management and information system. Operations, customer service and marketing efforts are managed by the system, and satellite modules of NetBase are licensed by EqualNet's independent marketing agents. This system facilitates smooth processing of orders and information exchange between the Company and its independent marketing agents. The NetBase system was developed internally with outside programming support.

        In 1995 the Company began development of a new customer management information system, the NetBase Plus operating system ("NetBase Plus"). In the second quarter of fiscal 1996, the Company implemented NetBase Plus. After implementation, NetBase Plus was determined to have inherent design flaws which resulted in inefficient operation, and the entire system was subsequently abandoned. The Company reverted from NetBase Plus to an improved form of NetBase, the Company's original customer management information system, in April 1996. As a result, the Company wrote off approximately $2.2 million in capitalized software development costs associated with the NetBase Plus system.

        The responsibilities of the operations department include billing and "provisioning" or processing orders with the underlying carriers . The operations department receives orders electronically from independent marketing agents and from the sales department of the Company and then processes the orders for entry into the Company's database. Provisioning of customer orders also is performed electronically, with rejected or invalid orders evaluated as to cause, and those rejected are corrected and resubmitted. Operations personnel interface with the underlying carriers and billing companies for processing and procedural matters.

CUSTOMER SERVICE

        The Company's customer service philosophy is to develop long-term customer relationships through proactive communication with its customer base by customer service representatives. Orders received from independent agents first are verified by the Company's wholly-owned subsidiary TeleSource, Inc. ("TeleSource"). Periodically, a customer service representative contacts the customer for input relative to service, to monitor outstanding account balances, to identify significant variances in usage or to confirm the need for additional services or products, as well as to respond to customer account data tracked by NetBase. The Company believes that these contacts by its customer service representatives will minimize customer attrition and establish EqualNet as the customer's carrier of choice.

PRODUCTS AND SUPPLIERS

AT&T

        EqualNet's primary provider of underlying long-distance services is AT&T for both outbound and inbound services. Under its contract with AT&T, the Company has committed to resell a certain amount in AT&T long-distance each year. If EqualNet does not meet this commitment level in a given year, it has agreed to pay AT&T penalties that are dependent upon the degree to which the Company is short of those commitments. At June 30, 1996, the Company was $3.8 million below the cumulative minimum semi-annual revenue commitment ("MSARC"). Historically, the Company has been able to negotiate a settlement with the carrier which has resulted in no penalty being incurred by the Company. The Company is currently in negotiation with AT&T for a new contract and believes that upon execution of the new contract, any shortfalls under the existing contract will be extended and included in the new contract. No assurances can be made that the Company will be able to reach a favorable settlement with the carrier should negotiations cease and the Company continue to fail to meet its commitment.

        If the existing contract with AT&T is terminated, either by the Company or by AT&T for non-payment, prior to the expiration of the full term without execution of a new contract, the Company will be liable for the total amount of the unsatisfied MSARC for the period in which the discontinuance occurs and for 100% of the MSARCs for each semi-annual period remaining in the contract tariff term. In addition, the Company will also be required to refund a prorated portion, based upon the number of months remaining in the contract tariff term at the time of termination, of $535,500 in credits issued the Company by AT&T. See note 6 of the notes to consolidated financial statements. The contract expires in June 1999. The Company's current AT&T contract allows the Company to sell both Distributed Network Service ("DNS"), AT&T's only long-distance product designed specifically for resale, and Software Defined Network Service ("SDN"), an AT&T product designed for larger business customers. The combined DNS and SDN commitment levels increase over the term of the contract. EqualNet has chosen AT&T Bill Manager(TM), a strategic business unit of AT&T, to bill its DNS and SDN services.

SPRINT

        In June 1994, the Company entered into a two-year agreement with Sprint for long-distance service. This long-distance product was negotiated at a rate less than that of the Company's AT&T contract commitment rate, and is used as EqualNet's private brand economy-priced product. This long-distance product is available to EqualNet's marketing network as an alternative to the AT&T SDN products. The Company believes that this long-distance product is complementary to rather than competitive with the DNS and SDN products that it currently markets. In addition, this product provides a customer with one invoice for both inbound 800 calls and outbound calls, a feature that is not currently available with the Company's DNS and SDN products. Although the Sprint contract expired in June 1996, the Company has continued to use Sprint for long-distance service under a three-month contract extension. The Company has negotiated an additional three-month extension to allow continued usage through December 1996. The extensions have no minimum revenue commitment. No assurances can be made that the Company will be able to continue negotiating extensions, the failure of which could result in an increase in the cost Sprint charges the Company to provide services. In the event that the Ccompany is unable to negotiate an extension of the existing contract or negotiate a new agreement with Sprint, the Company has the ability to transfer these customers to its existing AT&T contract or to another carrier and, accordingly, does not expect any termination of the Sprint contract to have a material adverse effect on the results of operations.

CUSTOMERS AND MARKETING

CUSTOMERS

        The Company markets its long-distance services primarily to small business customers with monthly long-distance bills of less than $l,000. Currently, the monthly long-distance telephone bills for

EqualNet's customers range from under $5 to $10,000, and for the year ended June 30, 1996, the monthly long-distance phone bill for an average EqualNet customer was approximately $50. The Company does not have contracts with its customers, but receives authorization from new customers in connection with their order for service.

MARKETING

        The Company historically has relied on its network of independent marketing agents to market its long-distance products. Independent marketing agents are companies that market the Company's long-distance products directly to business customers as authorized agents or sales agents of EqualNet and historically have received a continuing commission based on the monthly usage of the customer accounts that they have brought to the Company. During fiscal 1996, the Company began purchasing orders from agents directly, with no future commitment to the agents accruing on these orders. In purchasing these orders, the Company assumed 100% of the risk that the revenues associated with these orders would not be collected, in contrast with majority of commissioned sales in which the Company shares this risk with the marketing agent. The Company effectively discontinued purchasing orders during the fourth quarter of fiscal 1996 and has returned to orders which receive a continuing commission and share in the revenue-collection risk. Certain independent marketing agents have committed to larger traffic volumes and use NetBase to submit orders and receive account status updates electronically. The Company provides its independent marketing agents with promotional materials and products and offers training programs by Company employees. The Company solicits independent marketing agents primarily through telecommunications trade periodicals and trade shows.

        The Company has used in excess of 100 marketing agents to generate the existing customer base. The Company currently is utilizing approximately 15 agents which generate a substantial majority of the orders currently being received. The Company believes that by reducing the number of active agents and increasing the orders received from each agent, greater control of the quality of the customer acquired can be achieved.

        In June 1994, the Company established a direct sales force in its Houston office. The Company currently employs six direct sales representatives who meet personally with prospective customers. The Company advertises on a limited basis directly to end users of long-distance services in local markets. The Company also distributes video and printed marketing materials to prospective users on a selected basis. EqualNet is also evaluating the development of internal telemarketing operations in addition to considering opportunities with established independent telemarketing firms.

TRADEMARKS AND PROPRIETARY RIGHTS

        The Company has registered the trademark EQUAL NET(R) with the United States Patent and Trademark Office and has amended that registration for the trademark EQUALNET(R). The Company has also registered the trademarks NETBASE PLUS(R), EQUALNOTES(R), and TELECONOMY(R), and has applications pending to register the trademarks for EDGE, EQUALNET ANSWER, EQUALTIMES and various designs of its registered and pending trademarks, as well as its housemark and logo.

REGULATION

        As a non-facilities-based provider of long-distance telecommunications services, the Company is subject to many of the same regulatory requirements as facilities-based interexchange carriers. EqualNet is regulated at the federal level by the Federal Communications Commission ("FCC") and is required to file tariffs containing descriptions of its products, rates, terms and conditions of service. In addition, EqualNet is required to maintain a certificate, issued by the FCC, in connection with its international services. The Company updates its tariffs to reflect any modifications to its existing rates or terms and conditions of service, as well as to reflect any new products or services developed for resale by the Company.

        The intrastate long-distance telecommunications operations of EqualNet are also subject to various state laws and regulations, including prior certification, notification or registration requirements. EqualNet generally must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. In most of these jurisdictions, the Company must also file and obtain prior regulatory approval of tariffs for intrastate service. EqualNet can provide intrastate originating service to customers in the contiguous 48 states and in the District of Columbia. The Company must update and amend the tariffs and, in some cases, the certificates of public convenience, when rates are adjusted or new products are added to the long-distance services offered by the Company.

        Occasionally, the Company is required by various regulatory and consumer protection authorities to respond to customer complaints and allegations against the Company concerning end-user subscription procedures, rate structures, billing and other matters that fall under the purview of such authorities. State attorneys general, under various consumer protection statutes, have the authority to petition courts of appropriate jurisdiction for injunctive relief or an assessment of monetary sanctions for violations of their consumer protection statutes. Public service or utility commissions have the authority to assess monetary penalties or other sanctions up to and including revocation of a carrier's certificate of public convenience and necessity.

        During the past fiscal year the Company has responded to civil investigative demands or formal inquiries in the states of California, Iowa, Kansas, New Jersey, Oregon, and Texas. Other jurisdictions have elected to file suit against the Company without filing of any civil investigative demand.
The Company has responded to each of these inquiries. To date, no follow-up inquiry has been made with respect to Iowa, New Jersey or Texas matters. The Company has reached settlement agreements for the entry of agreed orders or assurances of voluntary compliance in California, Oregon and with the Kansas Corporation Commission. The Company does not believe the outcome of any current proceedings or investigations will have a material adverse effect on the Company's results of operations or financial condition. See Item 3, "Legal Proceedings".

        In February 1996, President Clinton signed Public Law 104-104, commonly referred to as the Telecommunications Act of 1996 (the "Act"). The statutory changes effected by the Act generally are intended to increase competition and provide consumers with more choices as to telecommunications providers and services.

        The Act is designed to stimulate the development of competition in local exchange markets by permitting the Regional Bell Operating Companies (the "RBOCs") to enter the long-distance arena only after they comply with certain statutory requirements designed to eliminate their monopolies over local exchange services. The RBOCs are permitted to offer long-distance services immediately in geographical areas other than the areas in which they currently provide local exchange services. The Act required the FCC to promulgate regulations to implement the requirements of the Act. Entry by long-distance companies into the markets for local service is governed by the public utility regulatory authorities of each state in which such service is to be provided. While state public utility commissions are responsible for regulating such entry, the Act prohibits state regulations that could bar such entry.

        This legislation is the first comprehensive amendment to the Communications Act of 1934, and it is impossible to predict fully the effects it will have upon the Company or the highly competitive environment in which the Company operates. The entry of large, well funded and aggressive competitors into the long-distance industry may result in a loss of long-distance market share for the Company. On the other hand, the Act creates new opportunities for the Company to enter local markets not previously available to the Company. It is not certain at this time as to when, to what extent and under what circumstances the Company will be able to effectively market local services as permitted under the Act.

        During the past fiscal year, AT&T, the Company's largest competitor and one of the Company's major suppliers, was reclassified as a non-dominant carrier, allowing it to file tariff revisions or new tariffs which become effective after one day's notice rather than the previously required 14 day's notice. Consequently, adverse changes to AT&T's tariffs for services that the Company resells now can take effect before the Company would have a meaningful opportunity to object to such changes, giving AT&T a significant competitive advantage and increased flexibility to price directly marketed services more competitively with the services it resells through reseller companies like EqualNet.

ITEM 2.  PROPERTIES

        The Company leases approximately 62,500 square feet of general and administrative office space in Houston, Texas, under leases with unaffiliated third parties that expire in 2004. The Company's monthly rental obligation for its facilities is approximately $58,000. The Company believes that its leased facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

        From time to time the Company is involved in what it believes to be routine litigation or other legal proceedings that may be considered as part of the ordinary course of its business. Currently the Company is involved in litigation filed in August, 1995 under Cause No. 95-CH-01472 in the Circuit Court of the Seventh Judicial Circuit of Sangamon County, Illinois brought by the Illinois Attorney General under that state's Consumer Fraud and Deceptive Business Practices Act seeking injunctive relief, attorneys fees and civil penalties in the amount of $50,000 for each violation of that Act. The Company is also involved in litigation filed in February, 1996 under Cause No. IJ96-1153, in the Chancery Court of Pulansky County, Arkansas, 1st Division brought by the Arkansas Attorney General under that state's Deceptive Trade Practices Act seeking injunctive relief, attorneys fees, restitution to consumers and civil penalties in the amount of $10,000 for each violation of the Act. The Company is also involved in litigation filed in February, 1996 in the Fourth Judicial District of the State of Idaho in and for the County of Ada under Cause No. CV-DC-9600809D brought by the Idaho Attorney General under that state's Consumer Protection Act, Telephone Solicitation Act and Rules of Telephone Solicitations seeking injunctive relief, restitution to consumers, attorneys fees and civil penalties in the amount of $5,000 for each violation of either the Consumer Protection or Telephone Solicitation Acts. The Company has also received and responded to a civil investigative demand from the Kansas Attorney General. Each of these matters allege that the Company has received an excessive number of customer complaints that long-distance service was switched to EqualNet without the customer's knowledge or informed consent, with remedies being sought under the deceptive trade practices-consumer protection statutes of these states. While the Company acknowledges that some customers may not fully understand the technical distinction between being a customer of one of the Company's underlying carriers and being a customer of EqualNet with all network processes being handled by those same underlying carriers, the Company vigorously denies that it has engaged in any program or pattern of wrongfully switching customers' long-distance service in violation of state or federal laws. Although it is not possible at this time to predict with any degree of certainty the ultimate exposure of the Company in these matters, the Company does not believe that the outcome of any of these proceedings will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        The Company's Common Stock is traded on The Nasdaq National Market under the symbol "ENET". The table below sets forth the high and low sales prices of the Common Stock for the third and fourth quarters of fiscal 1995 and for fiscal year 1996, as reported by The Nasdaq Stock Market. The quotations reflect inter-dealer prices, without retail mark-down or commission and may not represent actual transactions. Prior to the Company's initial public offering of the Common Stock in March 1995, there was no market for the Common Stock.

                                  FISCAL YEAR ENDED JUNE 30, 1996
                                           PRICE RANGE
                                  -------------------------------
                                        HIGH          LOW
1996                                  -------       -------
First Quarter                         $18 3/4       $14 3/4
Second Quarter                        $21           $ 6 3/4
Third Quarter                         $10 1/2       $ 5 3/4
Fourth Quarter                        $ 7 1/4       $ 3

1995
Third Quarter (from March 9)          $11 7/8       $11
Fourth Quarter                        $17 3/4       $11 5/8

        On October 8, 1996, the last sales price per share of the Company's Common Stock, as reported by The Nasdaq Stock Market, was $2.25.

        On October 8, 1996, the Company's 6,002,000 shares of Common Stock outstanding were held by approximately 60 shareholders of record.

        Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company. The Company does not anticipate that cash dividends will be paid in the foreseeable future. The Company intends to retain any future earnings to finance the expansion and continuing development of its business. The declaration and payment in the future of any cash dividends will be at the election of the Company's Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, existing or future loan covenants, general economic conditions and other pertinent factors. The loan agreement with the Company's principal commercial lender (the "Loan Agreement") restricted the Company's ability to declare and pay dividends on shares of capital stock while the Company was exempt from federal income tax as an S corporation by permitting the issuance of dividends in an amount up to 40% of net income for the previous fiscal quarter. Dividends of $865,474 were distributed on this basis for the year ended June 30, 1994, and a dividend of $335,481 was distributed during the period ended March 7, 1995. In addition, on March 7, 1995, the Company declared a dividend to its then existing shareholders of $2.1 million, which was equal to the estimated aggregate amount of the Company's retained earnings at that time. The loan agreement with its principal lender currently does not permit the Company to declare and pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

        The following table sets forth certain selected consolidated financial data of the Company for each of the five years ended June 30, 1996, which information has been derived from the Company's audited consolidated financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes, thereto, under Item 8 of this Annual Report on Form 10-K.

                                                          FISCAL YEAR ENDED JUNE 30,
                              -------------------------------------------------------------------------
                                 1992            1993           1994           1995            1996
                              -----------    ------------    -----------   ------------    ------------
INCOME STATEMENT DATA:

Sales .....................   $ 7,217,200    $ 18,950,168   $ 35,397,331   $ 67,911,405    $ 78,354,858
Cost of sales .............     6,609,892      16,441,001     28,801,516     54,655,313      61,807,113

Selling, general and
 administrative expenses ..       450,743       1,811,825      5,297,710      8,936,102      13,719,573
Depreciation and
 amortization .............         4,978          66,648        271,679      1,355,832       5,933,890

Write down of assets ......          --              --             --             --         6,882,661
                              -----------    ------------    -----------   ------------    ------------
Operating income (loss) ...       151,587         630,694      1,026,426      2,964,158      (9,988,379)

Other income (expense) ....       (20,327)        (35,361)       742,916        (92,856)     (1,088,887)
                              -----------    ------------    -----------   ------------    ------------
Income (loss) before
 federal income taxes
 and extraordinary
 item .....................       131,260         595,333      1,769,342      2,871,302     (11,077,266)
Provision (benefit) for
 federal income taxes .....        53,883            --             --          507,057      (2,659,853)
Extraordinary item:
Utilization of
 net operating loss
 carryforward .............       (27,106)           --             --             --              --
                              -----------    ------------    -----------   ------------    ------------
Net income (loss) .........   $   104,483    $    595,333    $ 1,769,342   $  2,364,245    $ (8,417,413)
                              ===========    ============    ===========   ============    ============
Net loss per share ........                                                                $      (1.40)
                                                                                           ============
Pro forma net income(1) ...   $    63,735    $    363,153    $ 1,079,299   $  1,751,494
                              ===========    ============    ===========   ============    ============

Pro forma net income per
 share ....................   $      0.02    $       0.09    $      0.27   $       0.38
                              ===========    ============    ===========   ============    ============
Weighted average number of
 shares(2) ................     4,000,000       4,000,000      4,000,000      4,618,043       6,017,332
                              ===========    ============    ===========   ============    ============
Cash dividends per share(3)   $      --      $       --      $      0.22   $       0.61    $       --
                              ===========    ============    ===========   ============    ============
Balance Sheet Data:
Cash and equivalents ......   $   129,915    $    261,816    $   194,571   $  3,526,543    $    381,849
Working capital ...........        96,212        (158,007)       230,448      7,772,366      (3,161,437)
Total assets ..............     3,495,749       6,012,925      9,044,595     39,315,569      34,595,832
Total long-term debt and
 capital leases, net of
 current portion ..........       166,030          84,378        512,914      1,142,640          45,000
Total shareholders' equity         34,821         466,830      1,350,698     20,705,724      12,383,998

------------
(1) From July 1, 1992 to March 7, 1995, the Company had reported for federal income tax purposes as an S corporation. Accordingly, all taxable earnings of the Company during that time have been taxed directly to the shareholders of the Company at their individual tax rates. A pro forma adjustment to reflect federal and state income taxes as if the Company were a C corporation is presented for the respective periods at an estimated effective rate of 39%.

(2) Shares used to compute pro forma net income per share are based upon the actual weighted average shares outstanding giving retroactive effect to the Company's reorganization which occurred March 8, 1995.

(3) Shares used to compute cash dividends per share are based upon 2,000,000 shares outstanding in 1991 and 4,000,000 shares outstanding for the remaining periods as a result of the Reorganization. On March 7, 1995, the Company declared a final dividend of $0.53 per share to the shareholders of record on such date. The dividend was paid on March 24, 1995, to the shareholders of record on March 7, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, UNDER ITEM 8 OF THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

        Since its formation in July 1990, the Company's long-distance volume has grown to more than 15.2 million monthly minutes at June 30, 1996. Substantially all of the Company's revenues have been derived from the sale of long-distance services to small business customers. The source of these accounts is primarily the Company's nationwide network of independent marketing agents and the acquisition of customer accounts of other resellers. Many of these agents actively market the Company's long-distance products via telemarketing.

        The Company's primary expense, its costs of sales, is variable and consists of the underlying "wholesale" cost of long-distance services from its underlying providers, commissions to independent agents, and billing costs. However, in the opinion of the Company, to the extent that revenues continue to grow, continued incremental economies may be achieved in the Company's expenses, particularly the costs of long-distance service and billing.

        The Company has grown by adding independent marketing agents and by acquiring the customer accounts of several other resellers. The Company acquires customer accounts from certain of its independent marketing agents on an individual price per order basis, allowing the Company to use the agents as a vehicle to outsource telemarketing activities. Costs associated with individually acquired orders totaled approximately $1.7 million and $8.1 million in fiscal 1995 and 1996, respectively. The Company expects that future revenue growth will come primarily from the continued development of independent marketing agents and additional acquisitions of customer accounts.

        The Company's selling, general and administrative costs are primarily the costs of back office operations and customer service. The Company also has devoted significant resources to the development of the information technology necessary to support customer service and the network of independent marketing agents. NetBase is a proprietary software system designed to provide efficient order provisioning and access to customer account information. The Company's operations and customer service efforts depend on NetBase, which serves as the interface between the Company and its independent marketing agents. The Company plans to continue to develop and enhance this system.

        In 1995 the Company began development of a new customer management information system, the NetBase Plus(R) operating system ("NetBase Plus"). In the second quarter of fiscal 1996, the Company implemented NetBase Plus, which the Company determined to have inherent design flaws that resulted in inefficient operation. The entire system was subsequently abandoned, and the Company reverted from NetBase Plus to NetBase in April 1996. As a result, the Company wrote off approximately $2.2 million in capitalized software development costs associated with the NetBase Plus system in the third quarter of fiscal 1996. The Company expects the reversion to the original NetBase to reduce cash outlays that were required to service, maintain and modify the NetBase Plus system, as well as decrease depreciation expense in the future by approximately $50,000 per month.

        The Company reported for federal income tax purposes as an S corporation under the Internal Revenue Code of 1986, as amended, until its reorganization in connection with its initial public offering in March 1995, and was similarly treated for state income tax purposes under comparable state laws.

RESULTS OF OPERATIONS

        The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income and expenses:

                                          Percentage of Total Revenues
                                            Fiscal Year Ended June 30,
                                     -----------------------------------------
                                      1992     1993     1994     1995     1996
                                     -----    -----    -----    -----    -----
Total sales .......................  100.0%   100.0%   100.0%   100.0%   100.0%
Cost of sales .....................   91.6     86.8     81.4     80.5     78.9
                                     -----    -----    -----    -----    -----
Gross margin ......................    8.4     13.2     18.6     19.5     21.1
Selling, general and administrative
 expenses .........................    6.2      9.5     14.9     13.2     17.5
Depreciation and amortization .....    0.1      0.4      0.8      2.0      7.6
Write down of long term assets ....   --       --       --       --        8.8
                                     -----    -----    -----    -----    -----
Operating income(loss).............    2.1      3.3      2.9      4.4    (12.8)
Other income (expense):
   Interest income ................   --        0.2      0.1      0.7      0.1
   Interest expense ...............   (0.3)    (0.4)    (0.4)    (0.8)    (0.9)
   Miscellaneous ..................   --       --        2.4     (0.1)    (0.6)
                                     -----    -----    -----    -----    -----
Income (loss) before federal
 income taxes and extraordinary
 item .............................    1.8      3.1      5.0      4.2    (14.2)

Provision (benefit) for federal
 income taxes .....................    0.7     --       --        0.7     (3.4)
                                     -----    -----    -----    -----    -----
Income (loss) before
 extraordinary item ...............    1.1      3.1      5.0      3.5     10.8

Extraordinary item ................    0.3     --       --       --       --
                                     -----    -----    -----    -----    -----
Net income(loss) ..................    1.4%     3.1%     5.0%     3.5%   (10.8)%
                                     =====    =====    =====    =====    =====

YEAR ENDED JUNE 30, 1996, COMPARED TO YEAR ENDED JUNE 30, 1995

        TOTAL SALES. Long-distance sales increased 15.4%, from $67.9 million in fiscal 1995 to $78.4 million for the year ended June 30, 1996. The increase resulted from the significant growth of customer minutes in the third and fourth quarters of fiscal 1995 that continued into fiscal 1996. Quarterly revenues peaked in the first quarter of fiscal 1996 at $23.9 million and declined each quarter thereafter, with fourth quarter revenues totalling $16.2 million in fiscal 1996. The decline in revenues during fiscal 1996 was more gradual than the growth in fiscal 1995, resulting in an overall increase when comparing the two fiscal years. The decline in revenues on a quarterly basis in fiscal 1996 was the result of an increased rate of attrition on existing customers and a decline in order activity in the last half of fiscal 1996.

        TOTAL COST OF SALES. The Company's cost of sales, which is variable, increased from $54.7 million in fiscal 1995 to $61.8 million for the year ended June 30, 1996, an increase of 13.1%. This increase was a result of an increase in the Company's sales. The Company's cost of long-distance (which is a component of cost of sales) remained relatively stable as a percentage of sales, decreasing slightly from 63.7% to 63.6% for the years ended June 30, 1995 and 1996, respectively. Commission expense as a percentage of sales decreased from 11.9% to 6.5%. This decrease in commissions was the result of a change in the Company's sales strategy from that of advancing commissions to independent marketing agents for individual customer accounts, to one of purchasing customer accounts and bases of customer accounts. The purchased bases and accounts have no associated commission expense. In addition, the Company made a payment in the second quarter of fiscal 1996 to a principal agent to reduce the agent's commission rate. Of the Company's total sales during fiscal

        1995 and 1996, 40% and 28%, respectively, were derived from customers introduced to the Company from this agent. Billing expense as a percentage of sales increased from 3.6% to 4.0%, a result of the average monthly customer bill decreasing from $55 per month to $50 per month and the increase in the number of delinquent accounts. Bad debt expense increased from 1.3% of sales in fiscal year 1995 to 4.9% of sales in fiscal 1996. A primary factor to the increase in bad debt expense incurred by the Company was the result of the shift to more purchased orders for which the Company had full exposure to uncollectible accounts as compared to commissioned orders for which the agents shared in a substantial portion of the risk on uncollectible accounts. In addition, the Company's collection efforts were hindered by the failure of NetBase Plus to produce the necessary information to allow for the most timely and effective method of collection.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 53.5% from $8.9 million for the year ended June 30, 1995, to $13.7 million for the same period in fiscal 1996. Selling, general and administrative expenses increased as a percentage of sales from 13.1% to 17.5% for the years ended June 30, 1995 and 1996, respectively. The increase in this expense was a result of the substantial growth of the Company over the last half of fiscal 1995 and through December 1995. Total staff increased from an average of 144 temporary and permanent employees during the year ended June 30, 1995 (220 at June 30, 1995), to an average of 204 temporary and permanent employees during the year ended June 30, 1996. Staffing peaked in December 1995 at 283 employees (including temporary employees) and declined to 183 temporary and permanent employees in June 1996. Salary related expense increased $2.8 million as a result of the increase in personnel. Lease expense increased from $700,000 in fiscal 1995 to $1.7 million in fiscal 1996. The Company entered into two significant sale leaseback transactions totalling $1.5 million during fiscal 1996. Additionally, the Company leased a new telephone system and computer equipment to support the Company's information system network. The Company incurred approximately $500,000 in additional legal, accounting and professional fees in fiscal 1996 as compared to fiscal 1995 as a result of the added cost of being a public company for all of fiscal 1996, the significant level of attempted acquisition activity in the first half of fiscal 1996, the joint venture with Metrolink, Inc. ("Metrolink"), and the renegotiation of the Company's loan agreement with its principal lender in November 1995 and amendments to that agreement in March and June 1996.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 337.7% from $1.4 million for the year ended June 30, 1995, to $5.9 million for the same period for the year ended June 30, 1996. Amortization expense has increased substantially because of the purchase of a customer base in June 1995 for $8.2 million and the investment of $8.5 million in fiscal 1996 in individual orders purchased from independent marketing agents. Depreciation expense has risen over the same periods as a result of the significant investment in computers needed to support the Company's growth and as a result of the investment in NetBase Plus.

        The Company wrote down assets during the year ended June 30, 1996, of approximately $6.9 million. Included in the write down were a $4.6 million non-cash charge to reduce the carrying value of acquired customer bases to the present value of the expected future cash flows associated with the underlying customer accounts and a $2.2 million write off of capitalized software development costs associated with the NetBase Plus system. The write down of deferred acquisition costs was necessitated by continued greater than expected turnover of acquired customer bases which resulted from difficulties in billing and servicing the underlying customer accounts.

        During fiscal 1996, the Company reverted from the NetBase Plus operating system which was implemented in November 1995, to the Company's original NetBase operating system. The Company determined that the NetBase Plus system had inherent design flaws which resulted in inefficient operation and abandoned the entire system in April 1996. The Company expects the reversion to the original NetBase to reduce cash outlays that were required to service, maintain and modify the NetBase Plus system, as well as decrease depreciation expense in the future by approximately $50,000 per month.

        OPERATING INCOME (LOSS). Operating income decreased 437% from $3.0 million for the year ended June 30, 1995, to an operating loss of $10.0 million for fiscal 1996.

        OTHER INCOME (EXPENSE). Other expense increased from $92,856 for fiscal 1995 to $1.1 million for the year ended June 30, 1996. This increase was primarily attributable to a decrease in interest income of $443,000 from fiscal 1995 to fiscal 1996 and an increase in miscellaneous expense of $400,000. The decrease in interest income was the result of the use during fiscal 1996 of the excess cash generated through the Company's initial public offering in March 1995. Miscellaneous expense in fiscal 1996 includes a $250,000 accrual for possible penalties, settlement costs and legal expenses associated with the resolution of pending complaints against the Company by various state regulatory agencies with regard to customer complaints. See Item 3, "Legal Proceedings". Interest expense increased as a result of an increase in the size and utilization of borrowings under the Company's line of credit during the year ended June 30, 1996.

YEAR ENDED JUNE 30, 1995, COMPARED TO YEAR ENDED JUNE 30, 1994

        TOTAL SALES. long-distance sales increased 91.9%, from $35.4 million in fiscal 1994 to $67.9 million for the fiscal ended June 30, 1995.
Approximately 50% of this increase arose from sales to new customers. The increase related primarily to continued expansion of the Company's network of independent marketing agents as well as increases in the number of orders submitted by the Company's existing independent marketing agents. A price increase of 3.9% in June 1994 also was responsible for a proportionate share of the increase in sales in the period, with existing customer usage remaining relatively stable.

        TOTAL COST OF SALES. The Company's cost of sales, which is variable, increased from $28.8 million in fiscal 1994 to $54.7 million for the year ended June 30, 1995, an increase of 89.8%. This increase was a result of an increase in the Company's sales. The Company's cost of long-distance (which is a component of cost of sales) decreased as a percentage of sales from 71.2% to 63.7% for the years ended June 30, 1994 and 1995, respectively. This decrease was partially offset by an increase in the cost of commissions to the Company's independent marketing agents from 11.5% to 11.9% of sales for these same periods. Bad debts and billing costs increased from $334,000 to $1,033,160 and from $1.2 to $2.5 million, respectively, but remained relatively constant as a percentage of sales.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 84.8% from $5.6 million for the year ended June 30, 1994, to $10.3 million for the same period in fiscal 1995. The increase was a result of the substantial growth of the Company. Total staff increased from 109 to 180 in the twelve months ended June 30, 1996 with a corresponding increase in salary related costs of $1.9 million. The growth in personnel necessitated expansion of office facilities and lease related expenses increased $455,000 from fiscal 1994. Significant costs were also incurred to service the increase in customers experienced in fiscal 1995. Selling, General and Administrative expenses as a percentage of sales remained relatively constant between fiscal 1994 and 1995 at 15.7% and 15.1%, respectively.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 499% from $271,679 in fiscal 1994 to $1.4 million in fiscal 1995 as a result of the increase in customer acquisition costs and property, plant and equipment.

        OPERATING INCOME. Operating income increased 188.8% from $1.0 million for the year ended June 30, 1994, to $3.0 million for the same fiscal period in 1995.

        OTHER INCOME (EXPENSE). Other income (expense) declined from $742,916 in income for fiscal 1994 to $92,856 in expense for the year ended June 30, 1995. This decline was primarily attributable to other income earned from an incentive payment related to an inbound traffic commitment during fiscal 1994, which was not present during fiscal 1995. Interest expense increased as a result of an increase in the size and utilization of the Company's line of credit for the year ended June 30, 1995. This increase was more than offset in fiscal 1995 by the increase in interest income resulting from the increase in cash due to increased profitability and the initial public offering completed in March 1995.

LIQUIDITY AND CAPITAL RESOURCES

        The Company generated pre-tax net income of $1.8 million and $2.9 million for the years ended June 30, 1994 and 1995, respectively, and recorded an $11.1 million pre-tax loss for the year ended June 30, 1996. The Company funded its operations during the year ended June 30, 1996, with the remaining proceeds of its initial public offering which closed in March 1995, through advances under its revolving credit facility and through operating cash flows. By December 31, 1995, the remaining funds from the initial public offering had been expended, and, due to operating losses sustained in the second half of fiscal 1996 and a declining revenue base, the Company reached its maximum borrowing capacity under its revolving credit facility. The Company's borrowing capacity under this credit facility continues to decline as a result of operating losses, a decline in the revenue base and the exclusion of certain receivables from the criteria of eligible receivables. An additional source of liquidity during this time period has been an extension of payment terms from the Company's major suppliers, although there can be no assurance that any such extensions will be granted in the future. At current levels of operations and with a declining borrowing base, the Company must seek additional capital and continued concessions from its vendors and must continue to reduce expenses to bring them in line with current levels of revenues.

        CASH FLOW FROM OPERATIONS. The Company used net cash of $741,113 in operating activities in fiscal 1995 while operating activities provided net cash of $309,443 in fiscal 1996. Cash from net income adjusted for non-cash expenses increased from $4.8 million in fiscal 1995 to $6.0 million in 1996. The net use of cash resulting from the change in operating assets and liabilities, primarily the $3.1 million increase in commissions advanced to agents and a $5.0 million change in accounts payable and accrued expenses offset by the decrease in accounts receivable of $2.8 million, was $5.7 million in fiscal 1996. Accounts receivable and payables, particularly the payable to providers of long-distance, decreased as revenues declined in the third and fourth quarters of fiscal 1996. Cash flow was also negatively affected by the Company's change in policy related to the timing of payment of commissions. Beginning in fiscal 1996, the Company began paying commissions based upon revenue billed while prior to that time commissions were paid on revenues collected. In addition, the Company paid approximately $1.0 million in federal and state sales taxes owed for prior periods as a result of the Company's inadvertent failure to remit the sales tax due to various taxing authorities on the incremental component of revenue in excess of the cost of the underlying service (for which taxes were properly paid).

        CASH FLOW FROM INVESTING ACTIVITIES. Net cash used in investing activities increased from $13.3 million in fiscal 1995 to $14.4 million in fiscal 1996. During fiscal 1996 the Company purchased $8.5 million of customer accounts. The Company expended $3.4 million for computer equipment and related software development. The increase in personnel and back office development through December 1995 required a substantial investment in office computer equipment. Funds were also utilized to implement the NetBase Plus customer management information system which required investment in hardware and proprietary software, while additional funds were expended to revert back to, modify and improve the original NetBase system. The Company invested $800,000 in property and equipment related to expanded facilities. The Company also invested $234,000 in a proprietary in-house billing system. The Company anticipates implementing the system for selected segments of the Company's business in the second quarter of fiscal 1997 and internally billing the majority of its customers by the end of fiscal 1997. The
Company also made a one-time payment of $710,000 to one of its largest agents to reduce the agent's commission rate on existing traffic.

        FINANCING ACTIVITIES. Financing activities provided $10.9 million to the Company in fiscal 1996. The Company increased borrowings under the revolving credit facility during fiscal 1996, resulting in net proceeds of $9.6 million An additional $1.4 million was provided by the sale of computer equipment and furniture owned by the Company, which the Company subsequently leased from the purchaser.

        WORKING CAPITAL AND LONG CASH CYCLE. Customer billings for long-distance services are generated from detailed call records which are generally available from the carrier on or about the tenth day of the month following the month of customer usage. Customer invoices usually are generated within ten days thereafter and are due by the 34th day following the month of customer usage. However, the Company historically collects a large portion of receivables after the scheduled due date, resulting in an average cash cycle of approximately 60 days. Since the Company's primary underlying carrier is paid within 35 days following the month of usage, delays in receipt of customer payments have resulted in significant working capital needs.

        SALES TAXES. In early 1994, the Company determined that its treatment and disbursement of sales taxes was not being properly administered and engaged an outside tax compliance firm to assist in the resolution of the matter with the various states and other regulatory and taxing authorities At June 30, 1996, the Company has accrued $740,000 for resolution of this matter. The improper treatment of sales taxes arose from the Company's failure to remit the sales tax due to various taxing authorities on the incremental component of revenue in excess of the cost of the underlying service (for which taxes were properly paid). The Company believes that the amount accrued is adequate for the satisfaction of this tax liability, including any interest and penalties payable.

        HISTORICAL CAPITAL RESOURCES. To date, the external funds necessary to fund the Company's capital requirements arising from capital expenditures, acquisitions and working capital have been provided primarily from bank credit financing and the proceeds from the Company's initial public offering. Maximum borrowings under the Company's line of credit has increased from $100,000 in 1992 to $15.0 million in 1996. The Company's current credit facility provides for a borrowing base that is dependent upon the amount and aging of accounts receivable. As of June 30, 1996, the borrowing base under the existing facility was estimated to be $11.0 million. Under this facility, the interest on the outstanding balance accrues at a rate equal to prime plus 3% (11.25% at June 30, 1996). Interest was payable at prime plus 1% from June 1, 1996, through September 30, 1996, with the remaining deferred interest for that period due and payable on October 1, 1996. Under this facility, the interest accrues and is payable monthly at a rate equal to prime plus 3% beginning October 1, 1996 (11.25% at October 1, 1996). The existing credit facility expires December 1, 1997, and is secured by the Company's accounts receivable. As of June 30, 1996, approximately $302,000 of borrowings were available under the credit facility.

        The Company's agreement with AT&T establishes minimum semi-annual revenue commitments ("MSARCs") which must be met to receive the contractual price set forth in the agreement and to avoid shortfall penalties. MSARCs are segregated into components differentiated by the type of traffic. At June 30, 1996, the Company was $3.8 million below the cumulative MSARC. If the existing contract with AT&T is terminated, either by the Company or by AT&T for non-payment, prior to the expiration of the full term without execution of a new contract, the Company will be liable for the total amount of the unsatisfied MSARC for the period in which the discontinuance occurs and for 100% of the MSARCs for each semi-annual period remaining in the contract tariff term. In addition, the Company will also be required to refund a prorated portion, based upon the number of months remaining in the contract tariff term at the time of termination, of $535,500 in credits issued the Company by AT&T. See note 5 of the notes to consolidated financial statements. The contract expires in June 1999. The MSARCs increase over the term of the contract. Historically, the Company has been able to negotiate a settlement of such shortfalls with the carrier which has resulted in no penalty being incurred by the Company. Although the Company currently is negotiating with AT&T for a new contract, there can be no assurance that the Company will be able to reach a favorable settlement with the carrier with respect to its current or any future shortfalls. Should the Company be unable to reach such a favorable settlement it would be required to fund the resulting penalties through its operating cash flow, funds available under its existing credit facility and working capital. if required at this time, such funds would not be available to meet the commitments when due and the carrier could terminate the Company's underlying service.

        During fiscal 1996, the Company invested $3.4 million in computer equipment and related programming. In addition, to support the staffing increase through December 1995, the Company expended $1.3 million on furniture and fixtures and leasehold improvements. The Company has budgeted $100,000 to complete the in-house billing system and, should funds be available, intends to modify and improve NetBase during fiscal 1997.

        The Company has gross deferred tax assets of $4.2 million for which a valuation allowance of $1.5 million has been established. The deferred tax assets arise from deductible temporary differences of $4.0 million and a net operating loss carryforward of $200,000. In assessing the need for and amount of a valuation allowance, the Company considered its ability to generate taxable income in recent periods (approximately $5 million in the 18 months ended June 30, 1995), the facts and circumstances which led to the significant operating loss incurred in the year ended June 30, 1996, and projections of future taxable income. In order to realize the net deferred tax asset, the Company must generate taxable income of $5.7 million in future periods prior to the expiration of the net operating loss carryforward in the year 2011. The pre-tax loss of $11.1 million in fiscal 1996 included $11.2 million in special charges which the Company believes will not reoccur in future periods. Based upon projections of future operations, the Company believes that realization of the net deferred tax asset of $2.2 million is more likely than not.

        The Company believes that a combination of improved margins resulting from lower negotiated rates from its carriers or the migration of its traffic to lower cost platforms, reverting to a marketing agent incentive program that emphasizes the amount of monthly billings rather than the volume of orders submitted, as well as reductions in personnel and other operating costs should enable it to return to profitability. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings. The Company generally can be expected to generate taxable income in excess of book income as a result of deductible temporary differences related to the allowance for doubtful accounts and amortization of deferred acquisition costs.

        The Company is currently negotiating with its lenders to increase availability under its revolving credit facility, amend certain financial covenants and waive certain events of default. The significant special charges incurred in fiscal 1996 resulted in decreased earnings, equity and tangible net worth so that in March 1996 the Company was in default on certain loan covenants of its credit agreement. The credit agreement was amended in June 1996, and the covenants were amended so that the defaults as of and proir to April 30, 1996 were waived. The Company was in compliance with the covenants at June 30, 1996. Certain of the amended covenants have increasing ratios over time. The
Company does not anticipate being in compliance with the covenants subsequent to September 30, 1996, and will need to obtain from its lender waiver or credit agreement amendments in order for the debt not to be in default.

        These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently negotiating with its lenders to increase availability under its revolving credit facility and to amend certain financial covenants. At the present time the lender has not made any demands for payment of the loan, and the Company believes that it is not its intention to do so. While there can be no assurance that the Company will be successful in securing such amendments to its existing credit facility, management believes that the lender is receptive to reaching an accommodation under certain conditions and that the Company will be able to successfully conclude the negotiations and thus avoid any material adverse effect on the Company's operations or financial condition. In addition, the Company is negotiating with its carriers for special terms and consideration. In the event the Company is unsuccessful in achieving any one or a combination of these objectives sufficient to meet the Company's liquidity needs, it will seek an alliance with a strategic partner, or in the event no such strategic alliance is accomplished, the Company may be required to seek protection under United States bankruptcy laws.

SEASONALITY

        The Company's long-distance revenue is subject to seasonal variations. Because most of the Company's revenue is generated by non-residential customers, the Company traditionally experiences decreases in long-distance usage and revenue in those periods with holidays. In past years the Company's long-distance traffic, which is primarily non-residential, has declined slightly during the quarter ending December 31 due to the November and December holiday periods.

INFLATION

        Inflation has not had a significant impact on the Company's operations to date.

CAUTIONARY STATEMENTS

        The Company's expectations with respect to operating results and other matters described in this Annual Report on Form 10-K, and otherwise embodied in oral and written forward looking statements are subject to the following risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations:

        ATTRITION RATES - In the event that the Company's attrition rates continue at the current level either as a result of increased provisioning times by its underlying carrier, the purchase of poorly performing traffic, or the inability to properly manage the existing customer base due to unforeseen difficulties with the NetBase system, additional charges may be incurred that would affect earnings.

        DEPENDENCE ON INDEPENDENT MARKETING AGENTS - The Company has a small internal sales force and obtains a significant majority of its new customers from the Company's network of independent marketing agents ("Agents"). The Company's near-term ability to expand its business depends upon whether it can continue to maintain favorable relationships with existing Agents and recruit and establish new relationships with additional Agents. Should the return to the original NetBase system not continue to improve the exchange of information between the Company and its Agents, no assurances can be made as to the willingness of the existing Agents to continue to provide new orders to the Company or as to the Company's ability to attract and establish relationships with new Agents.

        INABILITY TO COLLECT ACCOUNTS RECEIVABLE - Although the Company's bad debt rate has improved somewhat in recent months, if it were not to continue to improve or revert to the fiscal 1996 rate, either as a result of the purchase of poorly performing traffic or the inability of the Company to properly manage existing customer receivables, additional charges may be incurred that would affect earnings. In addition, the inability to collect past due receivables could have a material adverse impact upon the Company's liquidity and cash flow.

        DEPENDENCE ON AT&T AND OTHER FACILITIES-BASED CARRIERS - The Company does not own transmission facilities and currently depends primarily upon AT&T and, to a lesser extent, upon Sprint to provide it with the telecommunications services that it resells to its customers and the detailed information upon which it bases its customer billings. The Company's near-term ability to expand its business depends upon whether it can continue to maintain favorable relationships with AT&T and Sprint. Although the Company believes that its relations with AT&T and Sprint are good and should remain so with continued contract compliance, the termination of the Company's current contracts with either AT&T or Sprint or the loss of the telecommunications services that the Company receives from AT&T or Sprint could have a material adverse effect on the Company's results of operations and financial condition.

        This dependence on the Company's primary carrier further manifested itself during the quarter ended March 31, 1996, as continued delays in provisioning (activating new customers) by the carrier continued to result in a backlog of customers who would otherwise have been activated on the Company's long-distance and billing services. Although the carrier has agreed to take certain steps to decrease the provisioning time which has resulted in an elimination of the provisioning backlog, there can be no assurance that similar delays will not occur in the future.

        CARRIER COMMITMENTS - The Company has significant commitments with its two primary carriers to resell long-distance services. The Company's contracts with its carriers contain penalty clauses which could materially and adversely impact the Company should the Company incur a shortfall in meeting its commitments. The Company currently is in a shortfall situation with both of its primary carriers. Although the Company has from time to time failed to meet its commitment levels under a particular contract and in each case been able to negotiate a settlement with the carrier which resulted in no penalty being incurred by the Company, there can be no assurance that the Company will be able to reach similar favorable settlements with its carriers currently or in the event that the Company should continue to fail to meet its commitments.

        In recent years, AT&T, MCI and Sprint have consistently followed one another in pricing their long-distance products. If MCI and Sprint were to lower their rates for long-distance service and AT&T did not adopt a similar price reduction, adverse customer reaction could affect the Company's ability to meet its commitments under the AT&T contract which could have a material adverse affect on the Company's financial position and results of operations.

        DEVELOPMENTAL AND TRANSITIONAL PROBLEMS WITH NETBASE - NetBase Plus(R), the Company's second generation customer management system, was not able to meet the operating requirements of the Company. As a result, in the third quarter of fiscal 1996 the Company began reverting to an enhanced version of the original NetBase operating system. Although the Company successfully completed the reversion in the fourth quarter of fiscal 1996 and has made continued improvements to the operating system, to the extent that the Company experiences significant growth, the existing NetBase operating system may reach technical limitations and hinder reporting visibility to management as well as cause a decline in customer service, thereby negatively impacting attrition levels and, therefore, results of operations.

        RELATIONSHIPS WITH STATE REGULATORY AGENCIES - The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company presently is responding to consumer protection inquiries from seven states. Management believes these inquiries will be resolved satisfactorily, although settlement offers may be made or accepted in instances in which it is determined to be cost effective. During the quarter ended March 31, 1996, the Company recorded an accrual for such estimated settlements. No assurances can be made however, that additional states will not begin inquiries or that the current accrual will be sufficient to provide for existing or future settlements. Failure to resolve inquiries satisfactorily or reach a settlement with the regulatory agencies could, in the extreme, result in the inability of the Company to provide long-distance service in the jurisdiction requiring regulatory certification. Any failure to maintain proper certification in jurisdictions in which the Company provides a significant amount of intrastate long-distance service could have a material adverse effect on the Company's business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary financial information required to be filed under this Item are presented on pages 21 through 39 of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held November 26, 1996, under the captions "Election of Directors" and "Executive Officers and Compensation", and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held November 26, 1996, under the caption "Executive Officers and Compensation", and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held November 26, 1996, under the caption "Security Ownership of Certain Beneficial Owners and Management", and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held November 26, 1996, under the caption "Executive Officers and Compensation", and such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS INCLUDED IN THIS REPORT:

    1.   FINANCIAL STATEMENTS                                              PAGE

    Report of Independent Auditors...........................................22

    Consolidated Balance Sheets as of June 30, 1995 and 1996.................23

    Consolidated Statements of Operations for the years ended
       June 30, 1994, 1995 and 1996..........................................25

    Consolidated Statements of Shareholders' Equity for the years ended June 30, 1994, 1995 and 1996....................................26

    Consolidated Statements of Cash Flows for the years ended
       June 30, 1994, 1995 and 1996..........................................27

    Notes to Financial Statements............................................28

    2.  FINANCIAL STATEMENT SCHEDULES

    None required.

INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE
    Report of Independent Auditors..........................................  22
    Consolidated Balance Sheets as of June 30, 1995 and 1996................  23
    Consolidated Statements of Operations for the years ended
      June 30, 1994, 1995 and 1996..........................................  25
    Consolidated Statements of Shareholders' Equity
      for the years ended June 30, 1994, 1995 and 1996......................  26
    Consolidated Statements of Cash Flows for the years ended
      June 30, 1994, 1995 and 1996..........................................  27
    Notes to Financial Statements...........................................  28

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
EqualNet Holding Corp.

We have audited the accompanying consolidated balance sheets of EqualNet Holding Corp. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain responsible assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EqualNet Holding Corp. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming EqualNet Holding Corp. and subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has incurred a significant operating loss in the current year and has a working capital deficiency. The Company anticipates not being able to comply with certain covenants of a credit agreement with a bank and will need to obtain from its lender waivers or credit agreement amendments in order for the debt not to be considered in default subsequent to September 30, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                             ERNST & YOUNG LLP

Houston, Texas
September 28, 1996

                             EQUALNET HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,         June 30,
                                                         1995            1996
                                                     ------------    -----------
ASSETS
Current assets
  Cash and equivalents ........................... $  3,526,543    $    381,849
  Accounts receivable, net of allowance for
  doubtful accounts of $1,219,154 at June 30, 1995
  and $3,284,886 at June 30, 1996 ................   20,866,661      14,372,858
  Receivable from officers .......................       37,071          28,367
  Due from agents, net of allowances of $0 at
  June 30, 1995 and $1,000,000 at June 30, 1996 ..         --         1,640,808
  Prepaid expenses and other .....................       62,250         582,052
  Recoverable federal income taxes ...............         --         1,302,595
  Deferred tax assets ............................      395,516         696,868
                                                   ------------    ------------
Total current assets .............................   24,888,041      19,005,397

Property and equipment
  Computer equipment .............................    3,084,648       3,172,950
  Office furniture and fixtures ..................    1,001,450       1,204,880
  Leasehold improvements .........................      715,685       1,174,510
                                                   ------------    ------------
                                                      4,801,783       5,552,340
  Accumulated depreciation and amortization ......     (886,205)     (1,864,068)
                                                   ------------    ------------
                                                      3,915,578       3,688,272
Customer acquisition costs, net of
  accumulated amortization of $814,080 at
  June 30, 1995 and $5,379,338 at June 30, 1996 ..   10,231,560       9,019,774
Deferred tax assets ..............................         --         1,531,209
Other assets .....................................      280,390       1,351,180
                                                   ------------    ------------
Total assets ..................................... $ 39,315,569    $ 34,595,832
                                                   ============    ============

                             EQUALNET HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                 June 30,       June 30,
                                                   1995           1996
                                              ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable ........................   $  2,899,460    $  2,057,092
  Accrued expenses ........................        698,818       1,080,627
  Accrued sales taxes .....................      3,075,073         912,123
  Brokerage commissions payable ...........         71,613         177,891
  Payable to providers of long-distance
  services ................................      9,689,249       7,194,856
  Income taxes payable ....................        528,462            --
  Current maturities of capital
  lease obligations .......................        153,000          90,000
  Revolving line of credit ................           --        10,654,245
                                              ------------    ------------
Total current liabilities .................     17,115,675      22,166,834

Revolving line of credit ..................      1,052,640            --
Long term obligations under
  capital leases ..........................         90,000          45,000
Deferred income taxes .....................        351,530            --
Shareholder's equity
  Preferred stock (non-voting), $.01 par
  value
   Authorized shares - 1,000,000 at
   June 30, 1995 and 1996
   Issued and outstanding shares - 0 at
   June 30, 1995 and 1996 .................           --              --
  Common stock, $.01 par value
   Authorized shares - 20,000,000 at
   June 30, 1995 and 1996
   Issued and outstanding shares - 5,960,111
   at June 30, 1995,  and 6,002,000
   at June 30, 1996 .......................         60,237          60,237
  Treasury stock at cost: 0 shares at
   June 30, 1995 and 21,750 shares at
   June 30, 1996 ..........................           --          (104,881)
  Additional paid in capital ..............     20,065,199      19,942,428
  Deferred compensation ...................       (659,175)       (335,836)
  Retained earnings .......................      1,239,463      (7,177,950)
                                              ------------    ------------
Total shareholders' equity ................     20,705,724      12,383,998
                                              ------------    ------------
Total liabilities and shareholders' equity    $ 39,315,569    $ 34,595,832
                                              ============    ============

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended June 30,
                                      --------------------------------------------
                                          1994             1995           1996
                                      ------------    ------------    ------------
Sales .............................   $ 35,397,331    $ 67,911,405    $ 78,354,858
Cost of Sales .....................     28,801,516      54,655,313      61,807,113
                                      ------------    ------------    ------------
                                         6,595,815      13,256,092      16,547,745
Selling, general and administrative
    expenses ......................      5,297,710       8,936,102      13,719,573
Depreciation and amortization .....        271,679       1,355,832       5,933,890
Write down of assets ..............           --              --         6,882,661
                                      ------------    ------------    ------------
Operating income (loss) ...........      1,026,426       2,964,158      (9,988,379)

Other income (expense)
  Interest income .................         49,592         498,280          55,546
  Interest expense ................       (140,743)       (526,733)       (679,745)
  Miscellaneous ...................        834,067         (64,403)       (464,688)
                                      ------------    ------------    ------------
                                           742,916         (92,856)     (1,088,887)
Income (loss) before
  federal income taxes ............      1,769,342       2,871,302     (11,077,266)

Provision (benefit) for
  federal income taxes ............           --           507,057      (2,659,853)
                                      ------------    ------------    ------------
Net income (loss) .................   $  1,769,342    $  2,364,245    $ (8,417,413)
                                      ============    ============    ============
Net loss per share ................                                   $      (1.40)
                                                                      ============
Unaudited pro forma information
   Pro forma adjustment for taxes .       (690,043)       (612,751)
   Pro forma net income ...........   $  1,079,299    $  1,751,494
                                      ============    ============
   Pro forma net income per share .   $       0.27    $       0.38
                                      ============    ============
Weighted average number of shares .      4,000,000       4,618,043       6,017,332
                                      ============    ============    ============

                             EQUALNET HOLDING CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         EqualNet      EqualNet       EqualNet
                                       Corporation  Holding Corp.  Holding Corp.  Additional   Deferred
                                          Common        Common        Treasury     Paid-In     Compen-     Retained
                                          Stock         Stock          Stock       Capital      sation     Earnings      Total
                                       -----------------------------------------------------------------------------------------
Balance, June 30, 1993                    2,000           --             --           34,907      --        409,923      446,830
  Shareholder Distributions                                                                                (865,474)    (865,474)
  Net Income                                                                                              1,769,342    1,769,342
                                       -----------------------------------------------------------------------------------------
Balance, June 30, 1994                    2,000           --             --           34,907      --      1,313,791    1,350,698
  Shareholder distributions                                                                              (2,435,480)  (2,435,480)
  Net Income ($0.61 per share)                                                                            2,364,245    2,364,245
  Exchange of stock (2,000 shares
   of EqualNet Corporation common
   stock for 4,000,000 shares of
   EqualNet Holding Corp.
   common stock)                         (2,000)        40,000                       (34,907)                (3,093)        --
  Issuance of stock (1,810,000
   shares)                                              18,100                    17,831,690                          17,849,790
  Issuance of stock (150,111
   shares)                                               1,501                     1,534,145                           1,535,646
  Grant rights to 63,638 shares
   of stock to key employees                               636                       699,364  (700,000)                     --
  Amortization of deferred
   compensation                                                                                 40,825                    40,825
                                       -----------------------------------------------------------------------------------------
Balance, June 30, 1995                       --         60,237           --       20,065,199  (659,175)   1,239,463   20,705,724
  Forfeiture of 18,182 shares of
   common stock granted to key
   employees                                                          (77,229)      (122,771)  200,000                      --
  Surrender of 3,658 shares of
   common stock granted to
   key employees for tax
   withholdings payable                                               (27,652)                                           (27,652)
  Net Loss ($1.40 per share)                                                                             (8,417,413)  (8,417,413)
  Amortization of deferred
   compensation                                                                                123,339                   123,339
                                       -----------------------------------------------------------------------------------------
Balance, June 30, 1996                       --         60,237       (104,881)    19,942,428  (335,836)  (7,177,950)  12,383,998
                                       =========================================================================================

                             EQUALNET HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended June 30,
                                                          1994            1995             1996
                                                      ----------      ----------      ------------
OPERATING ACTIVITIES
Net income                                            $ 1,769,342     $ 2,364,245       $(8,417,413)
Adjustments to reconcile net income to
cash provided by (used in) operating activities
  Depreciation and amortization                           271,679       1,355,832         5,933,890
  Provision for bad debt                                  333,556       1,033,160         3,820,701
  Provision for agent advances                               --             --            1,000,000
  Equity in loss on investment                               --             --              135,257
  Provision for deferred income taxes                        --           (43,986)       (3,486,686)
  Loss on sale of assets                                     --             --                1,508
  Compensation expense recognized
   for common stock issue                                    --            40,825           123,339
  Write down of long term assets                             --             --            6,882,661
  Change in operating assets and liabilities:
    Accounts receivable                                (2,440,939)    (15,067,615)        2,839,996
    Prepaid commissions                                      --             --           (3,104,424)
    Prepaid expenses and other                            (47,583)        (14,667)         (372,241)
    Other assets                                           (5,035)       (268,160)            --
    Accounts payable and accrued liabilities            1,686,328       9,859,253        (5,047,145)
                                                       -----------   ------------      -----------
Net cash provided by (used in) operating activities     1,567,348        (741,113)          309,443

INVESTING ACTIVITIES
Acquisition of accounts receivable, net                      --             --             (771,894)
Purchase of property and equipment                       (782,364)     (3,291,321)       (4,404,531)
Proceeds from certificates of deposit                       --            300,000             --
Proceeds from notes receivable                            123,451         209,245             --
Proceeds from sale of equipment                             --              --                1,010
Commission rate buydown                                     --              --             (710,347)
Purchase of customer accounts                            (551,680)    (10,493,960)       (8,468,472)
                                                       -----------   ------------      -----------
Net cash used in investing activities                  (1,210,593)    (13,276,036)      (14,354,234)

FINANCING ACTIVITIES
Repayments on long term debt                              (64,621)        (84,379)           --
Proceeds from revolving line of credit                 28,071,770      57,875,733        88,316,775
Repayments on revolving line of credit                (27,565,675)    (57,329,188)      (78,715,170)
Proceeds from sale leaseback transaction                    --              --            1,434,144
Repayments on capital lease obligations                     --            (63,000)         (108,000)
Proceeds from issuance of stock                             --         19,385,436            --
Acquisition of treasury stock                               --              --              (27,652)
Shareholder distributions                                (865,474)     (2,435,481)           --
                                                       -----------   ------------      -----------
Net cash provided by (used in) financing activities      (424,000)     17,349,121        10,900,097
                                                       -----------   ------------      -----------
Net increase (decrease) in cash                           (67,245)      3,331,972        (3,144,694)
Cash, beginning of period                                 261,816         194,571         3,526,543
                                                       -----------   ------------      -----------
Cash, end of period                                     $ 194,571      $3,526,543          $381,849
                                                       ===========   ============       ===========

                             EQUALNET HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

    EqualNet Communications, Inc. was incorporated in Texas on July 18, 1990. On November 28, 1994, the Company changed its name from EqualNet Communications, Inc. to EqualNet Corporation. Prior to its initial public offering of common stock in March 1995, the Company formed EqualNet Holding Corp., a Texas corporation (the Company), as a newly formed holding company and completed a reorganization, pursuant to which EqualNet Corporation became a wholly-owned subsidiary of the Company. (See also Note 11.)

    The Company is a national long-distance telephone company contracting primarily with AT&T Corp. ("AT&T") and Sprint Communications Company, L.P. ("Sprint") (collectively the "Carriers") to provide switching and long-haul transmissions of its traffic. The Carriers bill the Company at contractual rates for the combined usage of the Company's nationwide base of customers utilizing their network. The Company bills its customers individually at rates established by the Company. In addition, a subsidiary of AT&T supplies the Company with key billing services under a separate agreement. In exchange for these billing services, the Company pays AT&T and its subsidiary a service fee based on the volume of long-distance calls processed in a given period. The Company also utilizes the services of independent processing companies to provide it with billing services for Sprint and certain AT&T traffic.

    A significant amount of the Company's business is acquired through independent marketing agents. Substantially all of the agreements with these independent marketing agents provide for the Company to charge a percentage, as specified by the agreement, of overdue receivables (typically defined as accounts delinquent in the payment of charges for more than 120 days after the invoice date) on accounts placed by the independent marketing agents against commissions otherwise payable to these independent marketing agents. In the event the Company later collects on any account which was previously declared a bad debt, the Company credits back to the independent marketing agent the amount of commission previously deducted. Bad debt expenses charged against the agent commissions due were $229,375, $1,729,419, and $2,536,883 in 1994, 1995, and
1996, respectively. Customers placed by one independent marketing agent accounted for approximately 28%, 40%, and 28% of sales in 1994, 1995 and 1996, respectively. At June 30, 1996, the Company had outstanding advances to its agents totaling $2,617,614 and had recorded an allowance of $1,000,000 against those advances for potentially uncollectible amounts.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of EqualNet Holding Corp. and all majority-owned subsidiaries. All siginificant intercompany transactions have been eliminated. The Company's investments in associated companies of 20% or more (but not in excess of 50%) are accounted for using the equity method.

PROPERTY AND EQUIPMENT

    Computer equipment, office furniture and fixtures, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided for by the straight-line method over the estimated useful lives of the depreciable assets which range from four to ten years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

CUSTOMER ACQUISITION COSTS

    Customer acquisition costs represent the direct costs of an acquired billing base of customer accounts and orders bought on an individual basis from certain agents or telemarketers. These costs are amortized by applying the Company's attrition rate associated with the acquired customers each month against the unamortized balance of the previous month (declining balance method) over a five-year period, switching to the straight-line method when the straight-line method results in greater amortization. The Company's attrition rate used to amortize deferred acquisition costs was 2.5% and 3.0% for fiscal 1994 and 1995. During fiscal 1996, the attrition rate used to amortize customer acquisition costs was 3% through March 31, 1996 and 5% thereafter. The attrition rates used by the Company in amortizing customer acquisition costs is an estimate of the attrition rate of the acquired customer bases, and actual attrition may differ from the estimates used. The Company evaluates the attrition rate of the acquired customer base each quarter and then adjusts the attrition rate as necessary. The Company periodically evaluates the unamortized balance of customer acquisition costs to determine whether there has been any impairment by comparing the undiscounted future cash flows of the acquired customer base to the net book value of the associated customer base. If it appears that an impairment has been incurred, management will write the unamortized balance down to its fair value.

    During the year ended June 30, 1996, the Company wrote off $4.6 million of customer acquisition costs to adjust customer acquisition costs to fair value as a result of higher than expected attrition associated with those accounts.

PREPAID COMMISSIONS

    During the year ended June 30, 1996, the Company modified the agreement with one of its principal agents to reduce the commission rate the Company pays to the agent on existing customers in exchange for $1.2 million from the Company. The Company paid $710,000 in cash, with the remainder from the transaction being utilized to offset advances due from the agent to the Company. The prepaid commissions are amortized by applying the Company's attrition rate associated with the underlying customers each month against the unamortized balance of the previous month (declining balance method) over a five-year period, switching to the straight-line method when the straight-line method results in greater amortization.

CASH AND CASH EQUIVALENTS

    Highly liquid investments with a maturity of three months or less are considered cash equivalents.

REVENUE RECOGNITION

    Revenue is recognized in the month in which the Company's customers complete the telephone call.

INCOME TAXES

    The Company accounts for deferred income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company continuously evaluates the credit worthiness of its customers' financial conditions and generally does not require collateral. The Company's allowance for doubtful accounts is based on current market conditions and management's expectations. Write-offs of accounts receivable, net of recoveries, were $255,088, $79,431 and $2.46 million for the years 1994, 1995, and 1996, respectively. Included in the allowance for doubtful accounts is $605,000 of amounts which were taken as a reduction of certain excise and sales taxes payable for the portion of the allowance which relates to those taxes and which will be recoverable through future deductions on excise and sales tax returns when the related amounts are written-off.

EARNINGS PER SHARE

    Earnings per share is computed by dividing net income for the period by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period.

PRO FORMA EARNINGS PER SHARE

    Pro forma earnings per share is based on pro forma earnings after giving effect to a pro forma tax adjustment (See Note 3) applicable to shares of common stock and the average number of shares of common stock equivalents (stock options) outstanding. The number of shares for 1994 have been retroactively adjusted to reflect the Company's reorganization (See Note 11).

TREASURY STOCK

    Treasury stock is accounted for using the cost method. During 1996 two employees terminated their employment with the Company which resulted in the forfeiture of 18,182 shares of common stock which had been awarded to them contingent upon future service (See Note 12). As a result, $77,229 in deferred compensation is recorded as the cost of these treasury shares. The cost of the treasury shares was determined by the closing price per share of common stock on the date of forfeiture which ranged from $3.84 to $5.88 per share. The remaining portion of the deferred compensation associated with the forfeited shares ($122,771) was taken against additional paid in capital. In addition, upon the vesting of stock awards certain employees elected to surrender a number of shares received to satisfy federal income tax withholding liabilities to be paid by the Company on the employees' behalf. The Company received 3,568 of the shares to satisfy the liability based on the market value of the exchanged shares on the date of the exchange, resulting in a total increase in treasury stock of $27,652.

ACCOUNTING FOR EMPLOYEE STOCK BASED COMPENSATION

    The Company accounts for employee stock based compensation in accordance with APB Opinion 25. In October 1995, SFAS No. 123, "Accounting for Stock Based Compensation", was issued which established a fair-value based method of accounting for stock based compensation plans. In accordance with the provisions of the new accounting standard, the Company has elected to continue following the provisions of APB Opinion 25 and will include in future filings the pro forma disclosures required by SFAS No. 123.

ACCOUNTING FOR LONG-LIVED ASSETS

    In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

2.  LIQUIDITY AND WORKING CAPITAL DEFICIT

    For the year ended June 30, 1996 the Company reported a pre-tax loss of $11.1 million. Declining revenues beginning in the second quarter of fiscal 1996 were attributable to a number of internal and external factors. With the rapid growth of the Company, provisioning time -- the time it takes the Company's primary underlying long-distance carrier to activate new customers -- rose sharply. In addition, NetBase, the Company's original customer management system, was not equipped to handle the rapid growth, leading to delays in providing the Company's customers with accurate bills on a timely basis. This problem was compounded when the Company converted to the NetBase Plus operating system ("NetBase Plus"), a new customer management information system. After implementation, NetBase Plus was determined to have inherent design flaws which resulted in further billing and provisioning problems, and the entire system was subsequently abandoned. These conditions caused customer attrition rates to increase, and similarly, monthly revenues began to decline in the second quarter. The problems with the customer management systems also lead to difficulties in assimilating and managing a substantial acquired customer base. The inability of the Company to successfully transfer the acquired base into NetBase resulted in difficulties in billing and servicing the customer accounts and a greater than expected migration of the base to other long-distance providers. The higher than expected attrition on the acquired customer base and other purchased customers resulted in the impairment of the carrying value of the customer bases and the Company recorded a $4.6 million charge to earnings to reduce the unamortized balance to its fair value during fiscal 1996. During fiscal year 1996, the Company also wrote off approximately $2.2 million in capitalized software development costs associated with the abandonment of the NetBase Plus system. The difficulties in billing and provisioning accounts along with the shift by the Company to more purchased orders for which the Company had full exposure to uncollectible accounts as compared to commissioned orders for which the agents shared in a substantial portion of the risk on uncollectible accounts resulted in a substantial increase in bad debt expense. The Company's collection efforts were also hindered by the failure of NetBase Plus to produce some of the necessary information to allow for the most effective method of collection. The Company therefore recorded an additional charge to uncollectible receivables of $2.6 million in the third quarter of fiscal year 1996. Selling, general and administrative costs also increased substantially in 1996 as compared to 1995. The historical rapid growth and management's expectations resulted in a structure designed for continued growth with an increase in staffing, equipment and office space. The unanticipated decline in revenues obscured by the lack of accurate and timely management information due to the problems with NetBase Plus, resulted in an inefficient cost structure. In addition, substantial professional fees were incurred as the Company aggressively pursued acquisition targets, incurred increased cost associated with being a public company and renegotiating its loan agreement and three amendments with its principal lender.

    During the fourth quarter of fiscal 1996, the Company reverted back to an enhanced version of the Company's customer management information system. The enhanced customer management information system, NetBase Classic, has allowed the Company to remedy many of the limitations of the original NetBase and has allowed the Company to improve its customer service capabilities, timeliness of billings, and delinquent account collection efforts. As a result, the Company's customer base and revenues appear to have stabilized during the first quarter of fiscal 1997.

    The Company funded its operations during the year ended June 30, 1996, with the remaining proceeds of its initial public offering which closed in March 1995, through advances under its revolving credit facility and through operating cash flows. By December 31, 1995, the remaining funds from the initial public offering had been expended, and, due to the operating losses sustained in the second half of fiscal 1996 and the declining revenue base, the Company reached its maximum borrowing capacity under its revolving credit facility. The Company's borrowing capacity under this credit facility continues to decline as a result of the decline in the revenue base and the exclusion of certain receivables from the criteria of eligible receivables. An additional source of liquidity during this time period has been an extension of payment terms from the Company's major suppliers, although there can be no assurance that any such extensions will be granted in the future. At current levels of operations and with a declining borrowing base due to additional exclusions of certain receivables from the criteria of eligible receivables, the Company may be required to seek additional capital and continued concessions from its vendors and must continue to reduce expenses to bring them in line with current levels of revenues.

    The significant special charges incurred in fiscal 1996 resulted in decreased earnings, equity and tangible net worth so that in March 1996 the Company was in default on certain loan covenants of its credit agreement. The credit agreement was amended in June 1996, and the covenants were amended so that defaults as of and prior to April 30, 1996 were waived. The Company was in compliance with the covenants at June 30, 1996. Certain of the amended covenants have increasing ratios over time. The Company does not anticipate being in compliance with the covenants subsequent to September 30, 1996, and will need to obtain from its lender waivers or credit agreement amendments in order for the debt not to be in default.

    These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently negotiating with its lenders to increase availability under its revolving credit facility and to amend certain financial covenants. At the present time the lender has not made any demands for payment of the loan, and the Company believes that it is not its intention to do so. While there can be no assurance that the Company will be successful in securing such amendments to its existing credit facility, management believes that the lender is receptive to reaching an acommodation under certain conditions and that the Company will be able to successfully conclude the negotiations and thus avoid any material adverse effect on the Company's operations or financial condition. In addition, the Company is negotiating with its carriers for special terms and consideration. In the event the Company is unsuccessful in achieving any one or a combination of these objectives sufficient to meet the Company's liquidity needs, it will seek an alliance with a strategic partner, or in the event no such strategic alliance is accomplished, the Company may be required to seek protection under United States bankruptcy laws.

    The Company had a working capital deficit of $3,161,437 at June 30, 1996. This reflects the consequences of $10,654,245 of borrowings under the line of credit being reclassified as a current liability as a result of the anticipated covenant violations subsequent to September 30, 1996. While the Company does not believe it is probable that it will be required to repay the outstanding borrowings in the next twelve months, generally accepted accounting principles require that such obligations projected to be in default be classified as a current liability at June 30, 1996.

3.    PRO FORMA INFORMATION (UNAUDITED)

    As described in Note 5, the Company in 1992 elected to be treated as an S corporation for federal income tax purposes. Prior to its initial public offering, as discussed in Note 11, the Company terminated its status as an S corporation. The pro forma tax provision has been calculated as if the Company's taxable results were taxable as a C corporation under the Internal Revenue Code for the year ended June 30, 1994 and the period ended March 7, 1995, calculated in conformity with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (FAS 109) at an effective tax rate of 39%. Under the provisions of FAS 109, deferred tax assets or liabilities are recorded for the estimated future tax effects attributable to temporary differences between the bases of assets and liabilities recorded for financial and tax reporting purposes. Assuming the change in its tax status occurred July 1, 1992, the Company would have recorded additional income tax expense of $690,043 and $612,751 in 1994 and 1995, respectively.

4.    DEBT

    At June 30, 1996, the Company had a $12,500,000 revolving line of credit with a bank which will expire December 1, 1997. Interest on the outstanding balance is prime plus 3% (11.25% at June 30, 1996). Interest is payable at prime plus 1% from June 1, 1996, through September 30, 1996, with the remaining deferred interest for that period due and payable on October 1, 1996. Interest at prime plus 3% is payable monthly beginning October 1, 1996. The maximum borrowings under the revolving line of credit are subject to borrowing base limitations as defined in the agreement. There was $301,572 available to be borrowed against the line of credit at June 30, 1996. The line of credit is secured by the accounts receivable of the Company. The revolving line of credit requires the Company to meet certain restrictive covenants including tangible net worth and debt to equity requirements. The Company was in compliance with the covenants at June 30, 1996. Additionally, the agreement limits the Company's ability to make dividend payments.

    The Company does not project being in compliance with certain convenants of the debt agreement through the end of fiscal 1997 and will need to obtain from its lenders waivers or credit agreement amendments in order for the debt not to be considered in default. Because the Company has not received waivers or amendments for the projected covenant violations, the line of credit has been classified as a current liability.

    At June 30, 1995, the Company had a $7,000,000 revolving line of credit with a bank which would have expired November 1, 1996. Interest was payable monthly at prime (9% at June 30, 1995). The maximum borrowings under the revolving line of credit were subject to borrowing base limitations as defined in the agreement. There was $5,947,360 available to be borrowed against the line of credit at June 30, 1995. The line of credit was secured by the accounts receivable of the Company. The revolving line of credit required the Company to meet certain restrictive covenants including tangible net worth and debt to equity requirements. The Company was in compliance with the covenants at June 30, 1995. Additionally, the agreement limited the Company's ability to make dividend payments.

    Interest paid by the Company during the years ended June 30, 1994, 1995 and 1996, totalled $80,170, $526,723 and $573,721, respectively.

5.    FEDERAL INCOME TAXES

    From inception to June 30, 1992, the Company was organized as a C corporation for federal income tax purposes. Effective July 1, 1992, the Company elected S corporation status and operated as such through March 7, 1995. Accordingly, all federal income tax liabilities related to income generated by the Company during that time were borne by the individual shareholders, and no provision for federal income taxes was recorded by the Company.

As a result of the S corporation election, the deferred federal income tax account as of June 30, 1992, was reclassified to additional paid-in capital during fiscal 1993. Prior to its initial public offering, as discussed in Note 10, the Company terminated its S corporation status. A separate presentation in the accompanying consolidated statements of income shows a provision for income taxes and net income for the year ended June 30, 1994 and the period ending March 7, 1995 as if all of the Company's operations had been subject to income taxes for the entire period, and assuming an effective tax rate of 39%.

    The following disclosures relate to balances and activity for the period March 7, 1995 to June 30, 1995, and for the fiscal year ending June 30, 1996.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                    June 30,          June 30,
                                                      1995              1996
                                                   -----------      -----------
Deferred tax liabilities:
      Cash to accrual differences ............     $  (591,785)     $  (392,500)
      Other, net .............................        (103,071)         (45,172)
                                                   -----------      -----------
Total deferred tax liabilities ...............        (694,856)        (437,672)
Deferred tax assets:
      Amortization of deferred
       acquisition costs .....................         146,064        2,425,065
      Bad debt allowance .....................         475,470        1,274,536
      Accrued liabilities ....................          57,025          172,134
      Net operating loss carryforward ........                          236,803
      Other ..................................          60,283          104,910
                                                   -----------      -----------
Total deferred tax assets ....................         738,842        4,213,448
Valuation allowance ..........................                       (1,547,699)
                                                   -----------      -----------
Net deferred tax assets ......................     $    43,986      $ 2,228,077
                                                   ===========      ===========

    A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflects management's estimate of the amount which will be realized from future profitability. There can be no assurance however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future.

    The Company has a net operating loss carryforward of $610,000 which is available to offset future taxable income through the year 2011.

    The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended June 30, 1995 and 1996 are as follows:

                                                       1995             1996
                                                    -----------     -----------

Income taxes computed at the federal
  statutory rate ...............................    $   976,243     $(3,766,270)
State income tax ...............................        143,565        (443,841)
Taxes on income earned during the year while
  the Company was an S-Corporation .............       (612,751)
Valuation allowance ............................                      1,547,699
Other ..........................................                          2,559
                                                    -----------     -----------
Provision (benefit) for federal
  income taxes .................................    $   507,057     $(2,659,853)
                                                    ===========     ===========

    The provision (benefit) for income taxes for the period from March 8, 1995 through June 30, 1995 and for the year ended June 30, 1996 consisted of the following:

Current:
    Federal ....................................    $   480,409     $  (476,612)
    State ......................................         70,648             850
                                                    -----------     -----------
                                                        551,057        (475,762)
Deferred:
    Federal ....................................        (38,347)     (1,914,217)
    State ......................................         (5,653)       (269,874)
                                                    -----------     -----------
                                                        (44,000)     (2,184,091)
                                                    -----------     -----------
Provision (benefit) for federal income taxes ...    $   507,057     $(2,659,853)
                                                    ===========     ===========

    Taxes paid during the fiscal years ended June 30, 1995 and 1996 totalled $22,595 and $1,355,296. No taxes were paid by the Company during fiscal 1994 due to its S Corporation status.

6.    COMMITMENTS AND CONTINGENCIES

COMMITMENTS WITH PROVIDERS

    At June 30, 1996 the Company had an agreement with AT&T which expires in June 1999. At expiration or any time prior, the Company can renew all material aspects of the present agreement with AT&T. In the event that this is not possible, the Company may be able to negotiate equally beneficial terms with other major telecommunications companies. Should neither of these alternatives be possible, there could be materially adverse implications for the Company's financial position and operations. Management's experience has been to renegotiate the multi-year agreement every six months, and management believes the Company will be able to continue to renegotiate the agreement.

    On June 22, 1994 the Company entered into a contract commitment with Sprint Communications Company, L.P. for a period of two years from the date of first usage. The agreement formally expired on June 30, 1996; however, the Company has extended the contract for two consecutive three-month terms with no additional minimum usage requirements.

    The agreements cover the pricing of the services and establish minimum semi-annual revenue commitments ("MSARCs") which must be met to receive the contractual price and to avoid shortfall penalties. The commitment with AT&T is segregated into components differentiated by the type of traffic. At June 30, 1996, the Company was $3.8 million below the cumulative MSARC. Historically, the Company has been able to negotiate a settlement with the carrier which has resuted in no penalty being incurred by the Company and no amount has been accrued in the financial statements. No assurances can be made that the Company will be able to reach similar favorable settlements with the carrier should it continue to fail to meet its commitment.

     Total future minimum usage commitments to AT&T at June 30, 1996 are as follows:

       YEAR ENDING JUNE 30,
               1997 ..........................        $37,683,333
               1998 ..........................         43,750,000
               1999 ..........................         40,541,667
                                                   --------------
                                                     $121,975,000
                                                     ============

    If the contract with AT&T is terminated prior to the expiration of the full term, either by the Company or by AT&T for non-payment, the Company will be liable for the total amount of the unsatisfied MSARC for the period in which the discontinuance occurs and for 100% of the MSARCs for each semi-annual period remaining in the contract tariff term. In addition, the Company will also be required to refund a prorated portion, based upon the number of months remaining in the contract tariff term at the time of termination, of $535,500 in credits issued the Company by AT&T.

    During 1994, the Company had an 800-Service agreement with AT&T which would have expired in July 1996. The agreement committed the Company for a minimum of $400,000 in monthly usage, regardless of the actual amount of 800-Service generated by the Company. In May 1994, the agreement was transferred to a third party. As a part of the transfer, the Company is no longer the "customer of record" and the commitment has become part of a larger commitment to AT&T from the third party. During 1994, the Company received an advance payment of approximately $848,000 from AT&T in connection with this commitment. The Company was permitted to retain this payment after the transfer and has recorded the revenue as miscellaneous revenue in 1994.

REGULATORY APPROVAL

    The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company is presently responding to consumer protection inquiries from eight states. The inquiries do not state specific damage amounts and the potential liability, if any, is not determinable. Management believes these inquiries will be resolved satisfactorily, although settlement offers may be made or accepted in instances in which it is determined to be cost effective. Although it is not possible at this time to predict with any degree of certainty the ultimate exposure of the Company with respect to these matters, the Company recorded an accrual of $250,000 for estimated settlements. The Company does not believe the outcome of these proceedings will have a material adverse effect on either the Company's results of operations or financial condition. No assurances can be made however, that the inquiries can be settled for amounts within the current amount accrued or that additional states will not begin inquiries or that the current accrual will be sufficient to provide for existing or future settlements. Failure to resolve inquiries satisfactorily or reach a settlement with the regulatory agencies could, in the extreme, result in the inability of the Company to provide long-distance service in the jurisdiction requiring regulatory certification. Any failure to maintain proper certification could have a material adverse effect on the Company's business.

CAPITAL LEASES

    During 1995, the Company entered into long-term lease agreements for the purchase of equipment and furniture. The leases were capitalized and the related obligations were recorded in the accompanying financial statements based on the present value of future minimum lease payments. The gross balance of assets included in property and equipment at June 30, 1995 and 1996 is $306,000. Accumulated depreciation associated with these assets at June 30, 1995 and 1996 was $64,000 and $172,000, respectively. Depreciation on these assets is included in depreciation and amortization expense. Future minimum lease payments related to capital lease obligations are as follows:

     YEAR ENDED JUNE 30,
          1997 ....................................................  $ 117,492
          1998 ....................................................     48,589
                                                                     ---------
          Total minimum lease payments ............................    166,081
          Less amounts representing interest (9.4% to 17.0% rate)..    (31,081)
                                                                     ---------
          Present value of future minimum lease payments ..........    135,000
          Less current maturities of capital lease obligations ....    (90,000)
                                                                     ---------
          Long-term obligations under capital leases ..............   $ 45,000
                                                                     =========

OPERATING LEASES

    The Company leases certain equipment and office space under operating leases that expire over the next nine years. Rental expense under operating leases was $236,083, $695,166 and $1,715,636 in 1994, 1995 and 1996, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

    YEAR ENDED JUNE 30,
            1997 ......................................   $2,000,748
            1998 ......................................    1,960,554
            1999 ......................................    1,265,566
            2000 ......................................      692,932
            2001 ......................................      662,550
         Thereafter ..................................     2,381,554
                                                          ----------
                                                          $8,963,904
                                                          ==========

    The Company has entered into several agreements for the sale and leaseback of certain computer equipment and office furniture. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases are classified as operating leases in accordance with the FASB Statement No. 13 -- "Accounting for Leases". The leases have thirty-six month terms and the future minimum lease payments are included in the table above. Lease payments on these transactions average $477,000 annually.

7.     WRITE DOWN OF ASSETS

    The Company wrote down assets during the year ended June 30, 1996, totalling $6.9 million. Included in the write down was a $4.6 million non-cash charge to reduce the carrying value of acquired customer bases (customer acquisition costs) to the present value of the expected future cash flows associated with the underlying customer accounts and a $2.2 million non-cash charge to eliminate capitalized software development costs associated with the NetBase Plus system (defined below). The write down of deferred acquisition costs was necessitated by continued greater than expected turnover of acquired customer bases which resulted from difficulties in billing and servicing the Company's customer accounts.

    In 1995 the Company began development of a new customer management information system, the NetBase Plus operating system (NetBase Plus). In the second quarter of fiscal 1996, the Company implemented NetBase Plus. After implementation, NetBase Plus was determined to have inherent design flaws which resulted in inefficient operation and the entire system was subsequently abandoned. The Company reverted from NetBase Plus to an improved form of NetBase, the Company's original customer management information system, in April 1996. As a result, the Company wrote off approximately $2.2 million in capitalized software development costs associated with the NetBase Plus system.

8.    EMPLOYMENT AGREEMENT

    The Company has an employment agreement with its president. The agreement includes certain conditions of employment including a covenant not to compete should he terminate employment with the Company.

9.     SAVINGS PLAN

    The Company sponsors a 401(k) Plan (the "Plan") which became effective January 1, 1993. The Plan is open to all employees over the age of 21. To become eligible, an employee must have been employed on the effective date or must complete six consecutive months of employment. The Plan gives the Company the option to determine the amount they will contribute each year. The Company currently matches 50% of the first 6% contributed by the participants. Contributions were made to the Plan in the amount of $32,090, $46,217 and $81,597 for the years ended June 30, 1994, 1995 and 1996, respectively.

10.    RELATED PARTY TRANSACTIONS

    During the year ended June 30, 1996, the Company entered into a joint venture with MetroLink, Inc., an Illinois Corporation (MetroLink), the purpose of which is to market and sell wholesale long-distance services to the Company and other long-distance resellers. The joint venture, Unified Network Services, LLC (UNS), is owned 49% by EqualNet Wholesale Services, Inc., a Deleware Corporation and wholly owned subsidiary of the Company, 25% by MetroLink, 25% by MediaNet, Inc., an Illinois Corporation and wholly owned subsidiary of MetroLink, and 1% by EqualNet Corporation. The Company made an initial investment of $50,000 in UNS and has advanced an additional $163,197 to the joint venture for working capital. During 1996, the Company recorded its equity in the net loss of UNS of $135,257, reducing the investment to zero and reducing the amount recorded as due the Company to $77,940 at June 30, 1996.

    The Company utilizes the marketing services of a marketing company managed and directed by the brother-in-law of one of the principal shareholders of the Company. The Company paid commissions to the marketing company of $48,900, $152,687, and $75,388 in 1994, 1995, and 1996, respectively. The Company also made advances against future commissions to the marketing company of $64,700 in 1994. Advances due the Company from the marketing company were $64,735 and $43,015 at June 30, 1995, and 1996, respectively.

11.    INITIAL PUBLIC OFFERING

    The Company completed an initial public offering of 1,960,000 shares of its common stock (the Offering) in March 1995. The Company used a portion of the net proceeds from the Offering to repay amounts outstanding under the Company's principal credit facility, pay various accounts payable and accrued expenses, fund a dividend payable to its existing shareholders, fund acquisitions of customer accounts and of other resellers, and for working capital and general corporate purposes.

    In April 1995, the underwriters exercised an over-allotment option and purchased 150,111 shares of Common Stock from the Company at the original issue price of $11 per share less the underwriting discount of $0.77 per share. Net proceeds to the Company totaled $1,535,646.

    Prior to the Offering, the Company terminated its S-Corporation status and formed EqualNet Holding Corp. as a newly organized holding company. Each shareholder of EqualNet Corporation contributed each share of common stock in EqualNet Corporation to the Company in exchange for 2,000 shares of common stock in the Company. Subsequent to the reorganization, EqualNet Corporation became a wholly-owned subsidiary of the Company. The authorized capital stock of the Company consists of 20 million shares of Common Stock and 1 million shares of Preferred Stock.

12.  EMPLOYEE STOCK PURCHASE PLAN

    During 1995, the Company adopted the EqualNet Holding Corp. Employee Stock Purchase Plan (the Stock Purchase Plan) in which substantially all employees are eligible to participate. The Stock Purchase Plan provides eligible employees of the Company and its subsidiaries an opportunity to purchase shares of Common Stock through after-tax payroll deductions. The Company will match contributions in an amount equal to 15% of each participant's contribution. The Stock Purchase Plan is administered by an independent administrator which purchases shares of Common Stock on the open market with the amounts contributed by the participants and the matching contributions made by the Company. The Stock Purchase Plan was implemented during fiscal 1996 and the Company contributed $4,653 on behalf of employees toward the purchase of Company stock during the year ended June 30, 1996.

13.  STOCK OPTION AND RESTRICTED STOCK PLAN

    During 1995, the Company adopted the EqualNet Holding Corp. Stock Option and Restricted Stock Plan (the 1995 Plan). The 1995 Plan is designed to provide certain full-time key employees, including officers and directors of the Company, with additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The 1995 Plan is administered by a committee of no less than two persons (the Committee) appointed by the Board of Directors. Committee members cannot be employees of the Company and must not have been eligible to participate under the 1995 Plan for a period of at least one year prior to being appointed to the committee. Under the 1995 Plan, the Committee may grant restricted stock awards or options to purchase up to an aggregate of 300,000 shares of Common Stock. In July 1995, the Board of Directors approved an amendment to the 1995 Plan, subject to stockholder approval, to increase the number of shares available under the 1995 Plan to 800,000. The exercise price of an option granted pursuant to the 1995 Plan is determined by the Committee on the date the option is granted. In the case of a grant to an employee who owns ten percent or more of the outstanding shares of Common Stock (a 10% Shareholder), the exercise price of each option under the 1995 Plan may not be less than 110% of the fair market value of the Common Stock on the date of the grant. No option may be granted under the 1995 Plan for a period of more than ten years. In the case of a 10% Shareholder, no option may be granted for a period of more than five years. Options under the 1995 Plan are considered non-incentive stock options when the aggregate fair market value of the stock with respect to which the options are exercisable for the first time by the option holder in any calendar year, under the 1995 Plan or any other incentive stock option plan of the Company, exceeds $100,000. Under the 1995 Plan, the Committee may issue shares of restricted stock to employees for no payment by the employee or for a payment below the fair market value on the date of grant. The restricted stock is subject to certain restrictions described in the 1995 Plan, with no restrictions continuing for more than five years from the date of the award. The 1995 Plan may be amended by the Board of Directors without any requirement of shareholder approval, except as required by Rule 16b-3 under the Securities Exchange Act of 1934 and the incentive option rules of the Internal Revenue Code of 1986. The Company granted restricted stock awards for 63,638 shares of Common Stock having an aggregate fair market value, based on the per share price of the Common Stock at the measurement date, March 14, 1995, of $700,000 to certain key employees, none of whom is a director or executive officer of the Company. These employees will not be required to make any payment for these restricted stock awards, which vest over five years in 20% increments. Restrictions on transfer and forfeiture provisions upon termination of employment will apply to the restricted stock covered by the awards for a period of five years, after which time the restrictions will lapse and the stock will be owned by the employees free of further restrictions under the 1995 Plan. Two employees terminated employment during the year resulting in the forfeiture of restricted stock awards totalling 18,182 shares of Common Stock. These shares were held in treasury at June 30, 1996.

    On July 11, 1996, the Company granted options to purchase 248,000 shares of common stock under the 1995 Plan to key employees with an exercise price of $3 7/8 ($1.00 above the market price on the date of issuance).

14. NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

    The shareholders approved on November 28, 1995, the adoption of the Non-Employee Director Stock Option Plan (the "Director Option Plan"). The Director Option Plan is designed to attract and retain the services of experienced and knowledgeable non-employee directors of the Company and to provide an incentive for such directors to increase their proprietary interest in the Company and in the Company's long-term success and progress. The Director Option Plan is administered by the Board of Directors and an aggregate of 250,000 shares of Common Stock have been authorized and reserved for issuance to non-employee directors. The aggregate number of shares of Common Stock for which options may be granted under the Director Option Plan may be adjusted based on certain anti-dilution provisions contained in the Director Option Plan. On the date of election, any new non-employee director will be granted an option to purchase 5,000 shares of Common Stock at the fair market value of such stock on the date that the option is granted. Each stock option granted to a non-employee director will have a ten-year term, one-third of which will become vested and exercisable on the first, second and third anniversary of the date of grant, assuming continued service on the Board of Directors. On the date following each annual meeting of shareholders, each current non-employee director will be granted an option to purchase 1,000 shares of Common Stock at the fair market value of such stock on the date of grant with such annual grants becoming exercisable on the six month anniversary of the date of grant. All options granted under the Director Option Plan are non-qualified stock options and may not be repriced. No awards may be granted under the Director Option Plan after May 8, 2005, or such earlier date as determined by the Board of Directors. The Director Option Plan may be amended by the Board of Directors without any requirement of shareholder approval, except as required by Rule 16b-3 under the Securities Exchange Act of 1934 and the incentive stock option provisions of the Internal Revenue Code of 1986, and except that no amendment may be made more than once every six months that would change the amount, price or timing of grants under the Director Option Plan.

    There are currently two non-employee directors eligible to participate in the Director Option Plan. Options to purchase 10,000 shares of common stock were awarded on May 10, 1995, with an exercise price of $14 13/16 per share. Options to purchase 2,000 shares were awarded on November 29, 1995, with an exercise price of $18 1/2 per share and 5,000 options to purchase shares of common stock were awarded November 30, 1995, with an exercise price of $18 3/4 per share. At June 30, 1996 there were options to purchase 6,998 shares of common stock outstanding and exercisable.

15.  INTERIM FINANCIAL DATA (UNAUDITED)

    Selected quarterly financial results for the years 1996 and 1995 are summarized below (in thousands):

                                      FIRST     SECOND      THIRD      FOURTH
                                     QUARTER    QUARTER    QUARTER     QUARTER
                                     -------    -------    -------     -------
1996
    Revenues .....................   $23,920   $ 19,047    $ 19,212    $ 16,176

    Gross margin .................     5,708      5,448         787       4,604

    Net income (loss) ............       881     (2,002)     (6,430)       (866)

    Net income (loss) per share (1)  $  0.15   $  (0.33)   $  (1.07)   $  (0.14)


1995
    Revenues .....................   $11,134   $ 13,564    $ 21,621    $ 21,591

    Gross margin .................     1,918      2,576       3,748       5,015

    Net income ...................       206        430         808         921

    Pro forma net income (2) .....       126        262         606         921

    Pro forma net income per share   $  0.03   $   0.06    $   0.14    $   0.15

The quarter ending December 31, 1995, includes a $3.7 million write down of deferred acquisition costs (See Note 7). The quarter ending March 31, 1996, includes a $3.6 million charge to the provision for uncollectible accounts, a $1.0 million write down of deferred acquisition costs, a $2.2 million write off of capitalized software development costs associated with the NetBase Plus system (See Note 7) and $700,000 of other charges which included accruals for estimated settlements related to disputed carrier charges, long-distance commitment shortfalls and consumer complaints filed with state agencies.

       (1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1996 does not equal the total computed for the year due to stock transactions which occurred during the year.

       (2) The sum of the quarterly pro forma net income for 1995 does not agree to the pro forma net income presented on the consolidated statement of income for 1995. The pro forma net income presented on the consolidated statement of income for 1995 includes a pro forma tax adjustment which reflects a 39% tax rate for the entire year for comparison purposes. The net income for the fourth quarter of 1995 includes a fully taxed period and includes a deferred tax benefit of approximately $164,000 which was recorded as a result of the change in the tax status of the Company. (See
       Note 4).

16.  ACQUISITION OF ACCOUNTS RECEIVABLE

    In July 1995, the Company acquired $771,894 of accounts receivable, net of an allowance for doubtful accounts of $100,378, associated with a customer base acquired in June 1995.

(B) REPORTS ON FORM 8-K:

    During the quarter ended June 30, 1996, the Company filed one Current Report on Form 8-K, dated May 10, 1996, to report certain financial information under Items 5 and 7 and included an unaudited statement of operations for each of the three months and nine months ended March 31, 1996 and 1995. This report was amended by Amendment No. 1 to Current Report on Form 8-K on Form 8-K/A dated May 10, 1996.

(C) EXHIBITS:

    Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

    Exhibits designated by the symbol ** are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

    The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT NO.           DESCRIPTION
-----------           -----------
3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed on February 13,
         1995).

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed on January 24, 1995).

4.1      Form of Common Stock Certificate (incorporated by reference to Exhibit
         4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed March 2, 1995).

10.1 Amended and Restated Agreement dated November 11, 1994, between EqualNet and AT&T Corp. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.2     AT&T Billing Service Agreement between EqualNet and AT&T
         Communications, Inc., as amended by letter agreement dated October 28, 1994, between EqualNet and AT&T Corp. (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed on January 24, 1995).

10.4** Form of Employment Agreement, by and between EqualNet and the persons listed on the schedule attached thereto (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed on February 13,
         1995).

10.5 Lease Agreement dated November 21, 1991, by and between EqualNet and DAP Plaza, Ltd., as amended by Addendum dated January 30, 1992, and Addendum dated June 17, 1992 (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.6 Lease Agreement dated February 18, 1993 by and between EqualNet and DAP Plaza, Ltd. (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742)filed January 24, 1995).

10.7 Lease Agreement dated June 28, 1994, between EqualNet and Caroline Partners, Ltd., as amended by First Amendment dated August 15, 1994, and Second Amendment dated September 8, 1994 (incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed on January 24, 1995).

10.8*    EqualNet Holding Corp. Stock Option and Restricted Stock Plan.

10.9 EqualNet Corporation 401(k) Plan effective January 1, 1993, as amended by the First Amendment to the Equal Net Communications, Inc. 401(k) Plan, dated effective as of July 1, 1993, and First Amendment to the Adoption Agreement dated effective as of June 2, 1994 (incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.10 Interstate and International Carrier Transport Switch Services Agreement dated effective August 1, 1994, by and between EqualNet and Sprint Communications Company, L.P. ("Sprint"), as amended by the Amendment dated effective August 1, 1994, between EqualNet and Sprint (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.11 Operator Services Agreement dated effective September 1, 1994, between EqualNet and Sprint (incorporated by reference to Exhibit 10.12 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.12 Personal Guaranty dated July 14, 1994, between Sprint and Zane D. Russell, Marc R. Smith and Byron A. Russell (incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.13 Network WATS Enrollment Form, dated June 30, 1994, between EqualNet and US Sprint Communications Company Limited Partnership (incorporated by reference to Exhibit 10.14 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995.)

10.14*   EqualNet Holding Corp. Employee Stock Purchase Plan.

10.15** Promissory Note by Zane D. Russell in favor of EqualNet (incorporated by reference to Exhibit 10.16 to Registrant's Registration Statement on Form S-1 filed on January 24, 1995).

10.16** Promissory Note by Marc R. Smith in favor of EqualNet (incorporated by reference to Exhibit 10.17 to Registrant's Registration Statement on Form S-1 filed January 24, 1995).

10.17** Promissory Note by Byron A. Russell in favor of EqualNet (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1 filed January 24, 1995).

10.19 Loan Agreement dated March 10, 1995, between EqualNet Corporation and EqualNet Holding Corp. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995 (Commission File No. 0-025842)).

10.20 Security Agreement dated March 10, 1995 by EqualNet Corporation in favor of EqualNet Holding Corp. (incorporated by reference to Exhibit
         10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995 (Commission File No. 0-025842)).

10.21 Memorandum of Purchase and Sale dated as of June 6, 1995, by and between EqualNet Corporation and Network Plus, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 6, 1995 (Commission File No. 0-025842)).

10.22 Contract Tariff dated November 2, 1995, by and between EqualNet Corporation and AT&T Communications (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995 (Commission File No. 0-025842)).

10.23 Carrier Agreement between MCI Telecomunications Corporation and EqualNet Communications, Inc., dated January 16, 1996 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996. (Commission File No. 0-025842)).

10.24 Corporate Guarantee given to AT&T Corp. by EqualNet Corporation and MetroLink, Inc on behalf of Universal Network Services LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (Commission File No. 0-025842)).

10.25* Credit Agreement, dated as of November 30, 1995, by and between EqualNet Holding Corp. and Comerica Bank-Texas, as amended by Amendment to Secured Loan Agreement dated February 21, 1996, Second Amendment to Credit Agreement dated March 20, 1996, and Third Amendment to Credit Agreement dated as of June 20, 1996.

10.26*   EqualNet Holding Corp. 1995 Non-Employee Director Stock Option Plan.

21.1*    List of Subsidiaries of EqualNet.

23.1*    Consent of Ernst & Young LLP.

27.1*    Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EQUALNET HOLDING CORP.
                                             (Registrant)

                                             By: /s/ MICHAEL L. HLINAK
                                                     Michael L. Hlinak,
                                                     Senior Vice President and
                                                     Chief Financial Officer

Dated:  October 11, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                  Title                                Date
---------                  -----                                ----
/s/ ZANE D. RUSSELL        Chairman of the Board, Chief         October 11, 1996
    Zane D. Russell        Executive Officer and Director
                           (principal executive officer)

/s/ MICHAEL L. HLINAK      Senior Vice President, Chief         October 11, 1996
    Michael L. Hlinak      Operating Officer, Chief Financial
                           Officer and Director
                           (principal financial officer)

/s/ CURTIS L. MACKEY       Corporate Controller                 October 11, 1996
    Curtis L. Mackey       (principal accounting officer)

/s/ WALTER V. KLEMP        Director                             October 11, 1996
    Walter V. Klemp

/s/ TERRY S.PARKER         Director                             October 11, 1996
    Terry S.Parker