Form 10-K/A
period 1996-06-30
EQUALNET HOLDING CORP
filed 1996-11-01
CIK 936163

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO

                                    FORM 10-K

                                 ON FORM 10-K/A

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

RESULTS OF OPERATIONS

        The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income and expenses:

                                          Percentage of Total Revenues
                                            Fiscal Year Ended June 30,
                                     -----------------------------------------
                                      1992     1993     1994     1995     1996
                                     -----    -----    -----    -----    -----
Total sales .......................  100.0%   100.0%   100.0%   100.0%   100.0%
Cost of sales .....................   91.6     86.8     81.4     80.5     78.9
                                     -----    -----    -----    -----    -----
Gross margin ......................    8.4     13.2     18.6     19.5     21.1
Selling, general and administrative
 expenses .........................    6.2      9.5     14.9     13.1     17.5
Depreciation and amortization .....    0.1      0.4      0.8      2.0      7.6
Write down of long term assets ....   --       --       --       --        8.8
                                     -----    -----    -----    -----    -----
Operating income(loss).............    2.1      3.3      2.9      4.4    (12.8)
Other income (expense):
   Interest income ................   --        0.2      0.1      0.7      0.1
   Interest expense ...............   (0.3)    (0.4)    (0.4)    (0.8)    (0.9)
   Miscellaneous ..................   --       --        2.4     (0.1)    (0.6)
                                     -----    -----    -----    -----    -----
Income (loss) before federal
 income taxes and extraordinary
 item .............................    1.8      3.1      5.0      4.2    (14.2)

Provision (benefit) for federal
 income taxes .....................    0.7     --       --        0.7     (3.4)
                                     -----    -----    -----    -----    -----
Income (loss) before
 extraordinary item ...............    1.1      3.1      5.0      3.5     10.8

Extraordinary item ................    0.3     --       --       --       --
                                     -----    -----    -----    -----    -----
Net income(loss) ..................    1.4%     3.1%     5.0%     3.5%   (10.8)%
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

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 53.5% from $8.9 million for the year ended June 30, 1995, to $13.7 million for the same period in fiscal 1996. Selling, general and administrative expenses increased as a percentage of sales from 13.1% to 17.5% for the years ended June 30, 1995 and 1996, respectively. The increase in this expense was a result of the substantial growth of the Company over the last half of fiscal 1995 and through December 1995. Total staff increased from an average of 144 temporary and permanent employees during the year ended June 30, 1995 (220 at June 30, 1995), to an average of 204 temporary and permanent employees during the year ended June 30, 1996. Staffing peaked in December 1995 at 283 employees (including temporary employees) and declined to 183 temporary and permanent employees in June 1996. Salary related expense increased $2.8 million as a result of the increase in personnel. Lease expense increased from $700,000 in fiscal 1995 to $1.7 million in fiscal 1996. The Company entered into two significant sale leaseback transactions totalling $1.4 million during fiscal 1996. Additionally, the Company leased a new telephone system and computer equipment to support the Company's information system network. The Company incurred approximately $500,000 in additional legal, accounting and professional fees in fiscal 1996 as compared to fiscal 1995 as a result of the added cost of being a public company for all of fiscal 1996, the significant level of attempted acquisition activity in the first half of fiscal 1996, the joint venture with Metrolink, Inc. ("Metrolink"), and the renegotiation of the Company's loan agreement with its principal lender in November 1995 and amendments to that agreement in March and June 1996.

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

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 84.8% from $5.6 million for the year ended June 30, 1994, to $10.3 million for the same period in fiscal 1995. The increase was a result of the substantial growth of the Company. Total staff increased from 109 to 180 in the twelve months ended June 30, 1996 with a corresponding increase in salary related costs of $1.9 million. The growth in personnel necessitated expansion of office facilities and lease related expenses increased $455,000 from fiscal 1994. Significant costs were also incurred to service the increase in customers experienced in fiscal 1995. Selling, General and Administrative expenses as a percentage of sales remained relatively constant between fiscal 1994 and 1995 at 14.9% and 13.1%, respectively.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 399% from $271,679 in fiscal 1994 to $1.4 million in fiscal 1995 as a result of the increase in customer acquisition costs and property, plant and equipment.

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

        HISTORICAL CAPITAL RESOURCES. To date, the external funds necessary to fund the Company's capital requirements arising from capital expenditures, acquisitions and working capital have been provided primarily from bank credit financing and the proceeds from the Company's initial public offering. Maximum borrowings under the Company's line of credit has increased from $100,000 in 1992 to $12.5 million in 1996. The Company's current credit facility provides for a borrowing base that is dependent upon the amount and aging of accounts receivable. As of June 30, 1996, the borrowing base under the existing facility was estimated to be $11.0 million. Under this facility, the interest on the outstanding balance accrues at a rate equal to prime plus 3% (11.25% at June 30, 1996). Interest was payable at prime plus 1% from June 1, 1996, through September 30, 1996, with the remaining deferred interest for that period due and payable on October 1, 1996. Under this facility, the interest accrues and is payable monthly at a rate equal to prime plus 3% beginning October 1, 1996 (11.25% at October 1, 1996). The existing credit facility expires December 1, 1997, and is secured by the Company's accounts receivable. As of June 30, 1996, approximately $302,000 of borrowings were available under the credit facility.

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
  Common stock, $.01 par value
   Authorized shares - 20,000,000 at
   June 30, 1995 and 1996
   Issued and outstanding shares - 6,023,750
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

                             See accompanying notes.

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

                             See accompanying notes.

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

                             See accompanying notes.

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

                             See accompanying notes.

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

    A significant amount of the Company's business is acquired through independent marketing agents. Substantially all of the agreements with these independent marketing agents provide for the Company to charge a percentage, as specified by the agreement, of overdue receivables (typically defined as accounts delinquent in the payment of charges for more than 120 days after the invoice date) on accounts placed by the independent marketing agents against commissions otherwise payable to these independent marketing agents. In the event the Company later collects on any account which was previously declared a bad debt, the Company credits back to the independent marketing agent the amount of commission previously deducted. Bad debt expenses charged against the agent commissions due were $229,375, $1,729,419, and $2,536,883 in 1994, 1995, and
1996, respectively. Customers placed by one independent marketing agent accounted for approximately 28%, 40%, and 28% of sales in 1994, 1995 and 1996, respectively. At June 30, 1996, the Company had outstanding advances to its agents totaling $2,640,808 and had recorded an allowance of $1,000,000 against those advances for potentially uncollectible amounts.

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

(C) EXHIBITS:

    Exhibits designated by the symbol * were filed with the Company's Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

    Exhibits designated by the symbol ** are management contracts or compensatory plans or arrangements that are required to be filed with the Annual Report on Form 10-K pursuant to Item 14.

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

Dated:  October 31, 1996