Form 10-Q
period 1996-09-30
EQUALNET HOLDING CORP
filed 1996-11-14
CIK 936163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1996.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

        For the transition period from ________,19__ to _________, 19__.


                         Commission File Number: 0-25482

                             EQUALNET HOLDING CORP.
             (Exact Name of Registrant as Specified in its Charter)

              TEXAS                                     76-0457803
(State of Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                     Identification Number)


                           1250 WOOD BRANCH PARK DRIVE
                              HOUSTON, TEXAS 77079
           Address of Principal Executive Offices, Including Zip Code

                                 (281) 529-4600
              (Registrant's Telephone Number, Including Area Code)


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

                                    Yes [X]   No  [ ]

There were 6,002,000 shares of the Registrant's $.01 par value common stock outstanding as of November 11, 1996.

Part I Financial Information
Item I Financial Statements


                             EQUALNET HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                JUNE 30,               SEPTEMBER 30,
                                                                                                  1996                     1996
                                                                                               ------------            ------------
                                                                                                                        (UNAUDITED)
ASSETS
Current assets
   Cash and equivalents ............................................................           $    381,849            $    304,685
   Accounts receivable, net of allowance for doubtful
       accounts of $3,284,886 at June 30, 1996 and $3,869,231 at
       September 30, 1996 ..........................................................             14,372,858              12,248,915
   Receivable from officers ........................................................                 28,367                  28,367
   Due from agents, net of allowances of  $1,000,000 at June 30,
       1996 and September 30, 1996 .................................................              1,640,808               2,307,982
   Prepaid expenses and other ......................................................                582,052                 554,853
   Recoverable federal income taxes ................................................              1,302,595                 459,212
   Deferred tax assets .............................................................                696,868                 696,868
                                                                                               ------------            ------------
       Total current assets ........................................................             19,005,397              16,600,882

Property and equipment
   Computer equipment ..............................................................              3,172,950               3,187,758
   Office furniture and fixtures ...................................................              1,204,880               1,204,880
   Leasehold improvements ..........................................................              1,174,510               1,174,777
                                                                                               ------------            ------------
                                                                                                  5,552,340               5,567,415


   Accumulated depreciation and amortization .......................................             (1,864,068)             (2,335,944)
                                                                                               ------------            ------------
                                                                                                  3,688,272               3,231,471

Customer acquisition costs, net of accumulated amortization of $5,379,338 at
June 30, 1996 and $6,376,493 at September 30, 1996 .................................              9,019,774               8,037,680
Deferred tax assets ................................................................              1,531,209               2,334,054
Other assets .......................................................................              1,351,180               1,204,656
                                                                                               ------------            ------------
       Total assets ................................................................           $ 34,595,832            $ 31,408,743
                                                                                               ============            ============

See accompanying notes.

                             EQUALNET HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,      SEPTEMBER 30,
                                                               1996            1996
                                                           ------------    ------------
                                                                            (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable ...................................   $  2,057,092    $  2,185,717
    Accrued expenses ...................................      1,080,627       1,223,002
    Accrued sales taxes ................................        912,123         840,024
    Brokerage commissions payable ......................        177,891         278,809
    Payable to providers of long-distance services .....      7,194,856       8,009,281
    Current maturities of capital lease obligations ....         90,000          90,000

    Revolving line of credit ...........................     10,654,245       7,909,885
                                                           ------------    ------------
Total current liabilities ..............................     22,166,834      20,536,718

Long term obligations under capital leases .............         45,000          24,000
Shareholders' equity
    Preferred stock (non-voting), $.01 par value,
        Authorized shares - 1,000,000 at June 30,
        1996 and September 30, 1996 Issued and
        outstanding shares - 0 at June 30, 1996 and
        September 30, 1996 .............................           --              --
    Common stock, $.01 par value, Authorized shares -
        20,000,000 at June 30, 1996, and September 30,
        1996 , Issued and outstanding shares - 6,002,000
        at June 30, 1996, and September 30, 1996 .......         60,237          60,237
    Treasury stock at cost: 21,750 shares at June 30,
        1996 and September 30, 1996 ....................       (104,881)       (104,881)
    Additional paid in capital .........................     19,942,428      19,942,428
    Deferred compensation ..............................       (335,836)       (313,336)

    Accumulated deficit ................................     (7,177,950)     (8,736,423)
                                                           ------------    ------------
Total shareholders' equity .............................     12,383,998      10,848,025
                                                           ------------    ------------
Total liabilities and shareholders' equity .............   $ 34,595,832    $ 31,408,743
                                                           ============    ============

See accompanying notes.

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                   ----------------------------
                                                       1995            1996
                                                   ------------    ------------
Sales ..........................................   $ 23,920,169    $ 13,314,899

Cost of sales ..................................     18,212,061      10,287,564
                                                   ------------    ------------
                                                      5,708,108       3,027,335

Selling, general and administrative expenses ...      3,111,563       3,177,697

Depreciation and amortization ..................      1,090,620       1,850,148
                                                   ------------    ------------
Operating income (loss) ........................      1,505,925      (2,000,510)

Other income (expense)
   Interest income .............................         44,740              32
   Interest expense ............................       (107,579)       (270,277)
   Miscellaneous ...............................         (4,087)        (90,563)
                                                   ------------    ------------
                                                        (66,926)       (360,808)

Income (loss) before federal income taxes ......      1,438,999      (2,361,318)


Provision (benefit) for federal income taxes ...        558,331        (802,845)
                                                   ------------    ------------
Net income (loss) ..............................   $    880,668    $ (1,558,473)
                                                   ============    ============
Net income (loss) per share ....................   $       0.15    $      (0.26)
                                                   ============    ============
Weighted average number of shares ..............      6,023,749       6,002,000
                                                   ============    ============
See accompanying notes.

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          1995            1996
                                                      ------------    ------------

OPERATING ACTIVITIES
Net income (loss) .................................   $    880,668    $ (1,558,473)
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities
   Depreciation and amortization ..................      1,090,620       1,850,148
   Provision for bad debt .........................        242,412         671,344
   Equity in loss on investment ...................           --            75,704
   Benefit for deferred income taxes ..............           --          (802,845)
   Loss on sale of assets .........................           --               341
   Compensation expense recognized
     for common stock issue .......................         35,000          22,500
   Change in operating assets and
     liabilities:
      Accounts receivable .........................        380,392       1,452,599
      Due from agents and commissions .............     (1,757,671)       (814,698)
      Prepaid expenses and other ..................        (37,075)        870,582
      Other assets ................................        268,382        (162,025)
      Accounts payable and accrued liabilities ....       (947,367)      1,114,244
                                                      ------------    ------------
Net cash provided by operating activities .........        155,361       2,719,421

INVESTING ACTIVITIES
Purchase of property and equipment ................     (1,663,813)        (16,964)

Purchase of customer accounts .....................     (2,489,553)        (15,061)

Proceeds from sale of equipment ...................           --               800
                                                      ------------    ------------
Net cash used in investing activities .............     (4,153,366)        (31,225)

FINANCING ACTIVITIES
Proceeds from revolving line of credit ............     20,822,663      13,290,000
Repayments on revolving line of credit ............    (16,297,610)    (16,034,360)
Repayments on capital lease obligations ...........        (27,000)        (21,000)
                                                      ------------    ------------

Net cash provided by (used in) financing activities      4,498,053      (2,765,360)
                                                      ------------    ------------
Net increase (decrease) in cash and equivalents ...        500,048         (77,164)

Cash and equivalents, beginning of period .........      3,526,543         381,849
                                                      ------------    ------------

Cash and equivalents, end of period ...............   $  4,026,591    $    304,685
                                                      ============    ============

See accompanying notes.

                             EQUALNET HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -       MANAGEMENT'S REPRESENTATION

               The consolidated financial statements included herein have been prepared by the management of EqualNet Holding Corp. (the "Company") without audit. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position of the Company as of September 30, 1996, and the results of operations and cash flows for the three months ended September 30, 1995 and 1996.

               It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the three years ended June 30, 1996, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, as amended, which was filed with the Securities and Exchange Commission. The interim results are not necessarily indicative of the results for a full year.

NOTE 2 -       INCOME TAXES

               The Company has recorded an income tax benefit at the federal statutory rate of 34%. The Company has recorded no tax benefit for state and local taxes.

NOTE 3 -       CARRIER COMMITMENTS

               At September 30, 1996 the Company had an agreement with AT&T Corp. ("AT&T") which expires in November 1998. The agreement covers the pricing of services and establishes minimum semi-annual revenue commitments ("MSARCs") which must be met to receive the contractual price and to avoid shortfall penalties. The Company's commitment to AT&T is segregated into components differentiated by the type of traffic. At September 30, 1996, the Company was $7.1 million below the cumulative MSARC.

               In the past, management has been able to renegotiate the multi-year agreement approximately every six months, and the Company believes that it will be able to continue to renegotiate the agreement. Historically, the Company has been able to negotiate a settlement with the carrier which has resulted in no penalty being incurred by the Company, and, therefore, no amount has been accrued in the financial statements for any failure to meet the MSARCs. No assurances can be made that the Company will be able to reach similar favorable settlements with the carrier should it continue to fail to meet its commitment.

NOTE 4 -       DEBT

               At September 30, 1996, the Company had a $12.5 million revolving line of credit with a bank which will expire December 1, 1997 with an effective interest rate equal to the bank's prime rate plus three percent. The Company had a working capital deficit of $3.9 million at September 30, 1996. This reflects the consequences of $7.9 million of borrowings under the line of credit being reclassified as a current liability as a result of covenant violations at September 30, 1996 and anticipated future covenant violations. While the Company does not believe it is probable that it will be required to repay the outstanding borrowings in the next twelve months, generally accepted accounting principles require that an obligation in violation of covenants which allow the lender to demand immediate payment be classified as a current liability at September 30, 1996.

NOTE 5 -       COMMITMENTS AND CONTINGENCIES

               The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company is presently responding to consumer protection inquiries from eight states. The inquiries do not state specific damage amounts, and the potential liability, if any, is not determinable. The Company believes these inquiries will be resolved satisfactorily, although settlement offers may be made or accepted in instances in which it is determined to be cost effective. During the year ended June 30, 1996, the Company recorded an accrual of $250,000 for such estimated settlements. No assurances can be made however, that the inquiries can be settled for amounts within the amount currently accrued, that additional states will not begin inquiries or that the current accruals will be sufficient to provide for existing or future settlements. Failure to resolve inquiries satisfactorily or reach a settlement with the regulatory agencies could, in the extreme, result in the inability of the Company to provide long-distance service in the jurisdiction requiring regulatory certification. Any failure to maintain proper certification could have a material adverse effect on the Company's business.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales for the three months ended September 30, 1996 decreased 44.3% to $13.3 million compared with sales of $23.9 million for the same period of the prior year. Gross margin decreased 47.0% to $3.0 million compared to $5.7 million for the same period of the prior year. The Company recorded a $2.4 million loss before taxes compared with net income of $1.4 million for the same period in the prior year, a decrease of 264.1%.

The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income:


                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            1995         1996
                                                            -----        -----

Total sales ..........................................      100.0%       100.0%
Cost of sales ........................................       76.1%        77.3%
                                                            -----        -----
Gross margin .........................................       23.9%        22.7%

Selling, general and administrative ..................       13.0%        23.8%
Depreciation and amortization ........................        4.6%        13.9%
                                                            -----        -----

Operating income (loss) ..............................        6.3%       (15.0%)

Other income (expense)
Interest income ......................................        0.2%         0.0%
Interest expense .....................................       (0.5%)       (2.0%)
Miscellaneous ........................................       --           (0.7%)
                                                            -----        -----
                                                             (0.3%)       (2.7%)

Income (loss) before federal income taxes ............        6.0%       (17.7%)

Provision (benefit) for federal income taxes .........        2.3%        (6.0%)
                                                            -----        -----

Net income (loss) ....................................        3.7%       (11.7%)
                                                            =====        =====

    SALES

    The Company experienced a decrease in revenues in the three months ended September 30, 1996 of 44.3% to $13.3 million compared to $23.9 million for the comparable period of the prior year. This decrease was due primarily to a decrease in the number of customer accounts and a corresponding decrease in billable minutes. Total billable minutes for the quarter ended September 30, 1996 decreased 45.1% to 42.5 million minutes from 77.4 million minutes for the same period of the prior year. The decline in revenues and billable minutes was the result of an increased rate of attrition for existing customers and a decline in order activity beginning in January 1996.

    COST OF SALES

    The cost of sales for the three months ended September 30, 1996 decreased 43.5% to $10.3 million compared to $18.2 million for the comparable period of the prior year. This decrease was primarily attributable to a decrease in sales. Cost of sales as a percentage of sales increased to 77.3% for the three months ended September 30, 1996, from 76.1% for the corresponding period in the previous year. This increase is primarily the result of an increase in billing expense and bad debt expense as a percentage of sales. Billing expense as a percentage of sales increased as a result of the Company beginning to bill a portion of its customers through Local Exchange Carriers ("LECs"). The cost of billing through LECs is generally greater than directly billing customers through independent billing companies; however, the Company believes that by billing customers directly through the LECs, savings will be recognized by decreased bad debt expense and reduced customer attrition. In addition, because the majority of customer service is performed by the LECs, the Company believes it will be able to reduce overhead related to the cost of servicing these customers directly.

    Bad debt expense as a percentage of sales increased for the three months ended September 30, 1996 to 5.0% of sales as compared to 1.0% of sales for the comparable period in the previous year. The increase is primarily the result of the Company's decision to switch from commissioned sales, in which the sales agents shared bad debt expense with the Company, to purchased accounts, in which the Company had full exposure on uncollectible accounts. This increase in bad debt expense was partially offset by a decrease in commission expense as a percentage of sales to 3.5% for the first quarter of fiscal 1997 from 7.3% for the first quarter of fiscal 1996. In the fourth quarter of fiscal 1996, the Company discontinued the purchase order program and currently is relying on commissioned sales to provide orders to the Company.

    The Company's cost of long distance (which is a component of cost of sales) decreased as a percentage of sales to 63.2% from 65.0% for the quarters ended September 30, 1996 and 1995, respectively. The decrease is primarily the result of the Company reducing its cost of long distance by negotiating more favorable rates and amending the AT&T contract effective in June 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 2.1% to $3.2 million for the three months ended September 30, 1996, from $3.1 million for the same period of the prior year. Selling, general and administrative expenses increased as a percentage of sales to 23.8% for the three months ended September 30, 1996 from 13.0% for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of sales relates primarily to an increase in lease expense and professional fees, partially offset by a decrease in salary expense and administrative costs. Lease expense increased approximately $190,000 in the first quarter of fiscal 1997 compared to the same period in fiscal 1996. The increase was the result of the addition of two significant leases in January 1996, one of which related to the phone system and the other to computer equipment. Professional fees increased approximately $95,000 in the first quarter of fiscal 1997 compared to the same period in fiscal 1996. The increase in professional fees related primarily to legal and consulting fees incurred with respect to the ongoing negotiations with the bank and with respect to exploring alternatives related to a private placement. The increases in lease expense and professional fees were partially offset by a decrease in salary and related expenses of $130,000 for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. Staffing decreased from 195 employees at September 30, 1995 to 173 employees at September 30, 1996. In addition, the Company reduced administrative expenses $106,000 in the first quarter of fiscal 1997 compared to the same period in fiscal 1996 as part of overall cost reduction efforts.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased 69.6% to $1.9 million for the quarter ended September 30, 1996 as compared to $1.1 million for the same period in the previous year. Depreciation and amortization as a percentage of sales increased to 13.9% for the first quarter of fiscal 1997 from 4.6% for the corresponding period of the prior year. The increase is a result of the significant purchases of customer accounts throughout fiscal year 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $2.7 million in cash flow from operations for the three months ended September 30, 1996, compared to $155,000 for the same period of the prior year. Cash flow from operations was negatively affected in the first quarter of fiscal 1996 primarily as a result of a change in the Company's policy related to the timing of the payment of commissions. Beginning in fiscal year 1996, the Company began paying commissions based upon revenues billed whereas prior to that time, commissions were paid as revenues were collected. In addition, cash flow from operations was aided in the first quarter of fiscal 1997 by the decline in accounts receivable and the increase in accounts payable and accrued liabilities.

    Cash used in investing activities totaled $31,000 for the three months ended September 30, 1996, compared to $4.2 million for the same period of the previous year. Cash used in investing activities in the first quarter of fiscal 1996 included the acquisition of $2.5 million of customer accounts associated with the purchased order program and the costs associated with both the Company's relocation to expanded facilities and improvements to the NetBase Customer Management System which totaled $1.7 million.

    Cash used in financing activities was $2.8 million for the three months ended September 30, 1996, substantially all of which related to net repayments on borrowings under the Company's line of credit. Cash provided by financing activities totaled $4.5 million for the three months ended September 30, 1995, substantially all of which related to net borrowings under the Company's line of credit.

    In early 1994, the Company determined that its treatment and disbursement of sales taxes was not being properly administered and engaged an outside tax compliance firm to assist in the resolution of the matter with various states and other regulatory and taxing authorities. The Company has accrued liabilities for the resolution of this matter totaling $757,000 at September 30, 1996. The improper treatment of sales taxes arose from the Company's failure to remit the sales tax due to the various taxing authorities on the incremental component of revenue in excess of the cost of the underlying service (for which taxes were properly paid). While there can be no assurance, the Company believes that the amount accrued is adequate for the satisfaction of this tax liability, including any interest payable, and that the Company can negotiate payment terms which would not significantly impact liquidity. The Company anticipates that the tax issues and payment terms will be resolved during fiscal year 1997. No assurances can be made, however, that the Company will be able to negotiate favorable terms with the taxing authorities and a request for immediate payment could have a material adverse effect on the Company's financial condition.

    The Company is currently negotiating with its lenders to maintain availability under its revolving credit facility, to amend certain financial covenants and waive past financial covenant default. The significant special charges incurred in fiscal year 1996 resulted in decreased earnings, equity and tangible net worth so that in March 1996 the Company was in default with respect to certain loan covenants of its credit agreement. The credit agreement was amended in June 1996 with certain of the amended covenants having increasing ratios over time. The Company was not in compliance with the financial covenants at September 30, 1996, and will need to obtain from its lender waivers or the lender could accelerate all amounts due under the loan agreement, and amendments to its loan agreement in order to cure default. If the situation is not resolved, the Company's ability to continue as a going concern will be in doubt. There can be no assurance that the Company will be successful in securing such amendments. In addition, the Company is negotiating with its carriers for extension of payment terms; however, there can be no assurance that the Company will be successful in that regard. In the event the Company is unsuccessful in achieving any one or a combination of these objectives sufficient to meet the Company's liquidity needs, it will seek an alliance with a strategic partner, or in the event no such strategic alliance is accomplished, the Company may be required to seek protection under United States bankruptcy laws.

                           PART II - OTHER INFORMATION


    Item 1.       Legal Proceedings

                  From time to time the Company is involved in what it believes to be routine litigation or other legal proceedings that may be considered as part of the ordinary course of its business. Currently the Company is involved in litigation filed in August, 1995 under Cause No. 95-CH-0142 in the Circuit Court of the Seventh Judicial Circuit of Sangamon County, Illinois brought by the Illinois Attorney General under that state's Consumer Fraud and Deceptive Business Practices Act, seeking injunctive relief, attorneys fees and civil penalties in the amount of $50,000 for each violation of that Act. The Company is also involved in litigation filed in February, 1996 under Cause No. IJ96-1153 in the Chancery Court of Pulansky County, Arkansas, 1st Division, brought by the Arkansas Attorney General under that state's Deceptive Trade Practices Act seeking injunctive relief, attorneys fees, restitution to consumers and civil penalties in the amount of $10,000 for each violation of the Act. The Company is also involved in litigation filed in February, 1996 in the Fourth Judicial District of the State of Idaho in and for the County of Ada under Cause No. CV-DC-9600809D brought by the Idaho Attorney General under that state's Consumer Protection Act, Telephone Solicitation Act and Rules of Telephone Solicitations seeking injunctive relief, restitution to consumers, attorneys fees and civil penalties in the amount of $5,000 for each violation of either the Consumer Protection or Telephone Solicitation Acts. The Company has also received and responded to a civil investigative demand from the Kansas Attorney General, and has reached a settlement agreement with the Safety & Enforcement Division of the California Public Utility Commission, which agreement is awaiting formal approval of the Public Utility Commission. Each of these matters allege that the Company has received an excessive number of customer complaints that long-distance service was switched to EqualNet without the customer's knowledge or informed consent, with remedies being sought under the deceptive trade practices-consumer protection statutes of these states. While the Company acknowledges that some customers may not fully understand the technical distinction between being a customer of one of the Company's underlying carriers and being a customer of EqualNet with all network processes being handled by those same underlying carriers, the Company vigorously denies that it has engaged in any program or pattern of wrongfully switching customers' long-distance service in violation of state or federal laws. Although it is not possible at this time to predict with any degree of certainty the ultimate exposure of the Company in these matters, the Company does not believe that the outcome of any of these proceedings will have a material adverse effect on either the Company's results of operations or financial condition. See Note 5 to the financial statements in
                  Item 1 hereof.

    Item 2.       Changes in Securities

                  None.

    Item 3.       Defaults upon Senior Securities

                  At September 30, 1996, the Company was not in compliance with certain of the financial convenants of the loan agreement with its principal lender, including (i) Tangible Debt to Net Worth ratio of not more than 8.0 to 1.0 and (ii) Debt to EBITDA ratio of not more than 12.25 to 1.0. To have been in compliance with all financial covenants at September 30, 1996, a reduction of $2.0 million in the net loss for the twelve months ended September 30, 1996 would have been required.

    Item 4.       Submission of Matters to a Vote of Security Holders

                  None.

    Item 5.       Other Information

                  CAUTIONARY STATEMENTS:

                  The Company's expectations with respect to operating results and other matters described in this Quarterly Report on Form 10-Q, and otherwise embodied in oral and written forward looking statements are subject to the following risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations:

                  ATTRITION RATES - In the event that the Company experiences excessive attrition rates either as a result of increased provisioning times by its underlying carrier, the purchase of poor performing traffic, or the inability to properly manage the existing customer base due to unforeseen difficulties with the NetBase system, additional charges that affect earnings may be incurred.

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

                  INABILITY TO COLLECT ACCOUNTS RECEIVABLE - Although the Company's bad debt rate has improved somewhat in recent months, if it were not to continue to improve or revert to the fiscal 1996 rate, either as a result of the purchase of poor performing traffic or the inability of the Company to properly manage existing customer receivables, additional charges may be incurred that would affect earnings. In addition, the inability to collect past due receivables could have a material adverse impact upon the Company's liquidity and cash flow.

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

                  This dependence on the Company's primary carrier further manifested itself during the quarter ended March 31, 1996, as continued delays in provisioning (activating new customers) by the carrier continued to result in a backlog of customers who would otherwise have been activated on the Company's long-distance service and billing. Although the carrier has taken certain steps to decrease the provisioning time which has resulted in an elimination of the provisioning backlog, there can be no assurance that similar delays will not occur in the future.

                  CARRIER COMMITMENTS - The Company has significant commitments with its two primary carriers to resell long distance services. The Company's contracts with its carriers contain penalty clauses that could materially and adversely impact the Company should the Company incur a shortfall in meeting its commitments. The Company currently is in a shortfall situation with both of its primary carriers. Although the Company has from time to time failed to meet its commitment levels under a particular contract and in each case has been able to negotiate a settlement with the carrier which resulted in no penalty being incurred by the Company, there can be no assurances that the Company will be able to reach similar favorable settlements with its carriers currently or in the event that the Company should continue to fail to meet its commitments.

                  In recent years, AT&T, MCI Communications Corporation ("MCI") and Sprint have consistently followed one another in pricing their long distance products. If MCI and Sprint were to lower their rates for long distance service and AT&T did not adopt a similar price reduction, adverse customer reaction could affect the Company's ability to meet its commitments under the AT&T contract which could have a material adverse affect the Company's financial position and results of operations.

                  DEVELOPMENTAL PROBLEMS WITH NETBASE - NetBase Plus(R), the Company's second generation customer management system, was not able to meet the operating requirements of the Company. As a result, in the third quarter of fiscal 1996 the Company began reverting to an enhanced version of the original NetBase operating system. Although the Company successfully completed the reversion in the fourth quarter of fiscal 1996 and has made continued improvements to the operating system, to the extent that the Company experiences significant growth, the existing NetBase operating system may reach technical limitations and hinder reporting visibility to management as well as cause a decline in customer service, thereby negatively impacting attrition levels and, therefore, results of operations.

                  RELATIONSHIPS WITH STATE REGULATORY AGENCIES - The Company's intrastate long distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company is presently responding to consumer protection inquiries from eight states. Management believes these inquiries will be resolved satisfactorily, although settlement offers may be made or accepted in instances in which it is determined to be cost effective. During the quarter ended March 31, 1996, the Company recorded an accrual of $250,000 for such estimated settlements. No assurances can be made however, that additional states will not begin inquiries or that the current accrual will be sufficient to provide for existing or future settlements. Failure to resolve inquiries satisfactorily or reach a settlement with the regulatory agencies could, in the extreme, result in the inability of the Company to provide long distance service in the jurisdiction requiring regulatory certification. Any failure to maintain proper certification in jurisdictions in which the Company provides a significant amount of intrastate long-distance service could have a material adverse effect on the Company's business.


    Item 6.       Exhibits and Reports on Form 8-K

                  a.      Exhibits

                          27.1 Financial Data Schedule

                  b.      Reports on Form 8-K

                          On September 30, 1996, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission, pursuant to which it disclosed that it had issued a press release the same day announcing (i) expected results for its fourth fiscal quarter and fiscal year ended June 30, 1996, (ii) its liquidity situation and (iii) that it was unable to timely file its Annual Report on Form 10-K within the 90-day period prescribed by the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EQUALNET HOLDING CORP.


    Date November 13, 1996                /S/  ZANE D. RUSSELL
                                               Zane D. Russell
                                               Chairman of the Board and
                                                      Chief Executive Officer


    Date November 13, 1996                /S/  MICHAEL L. HLINAK
                                               Michael L. Hlinak
                                               Senior Vice President and
                                               Chief Financial Officer