Form 10-Q
period 1996-12-31
EQUALNET HOLDING CORP
filed 1997-02-14
CIK 936163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _________, 19__ to _________, 19___.

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

                                       N/A
                   (Former Name, Former Address and Former Fiscal Year,
                              if Changed Since Last Report)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]   No [ ]

   There were 6,152,000 shares of the Registrant's $.01 par value common stock outstanding as of February 12, 1997.

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements


                             EQUALNET HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                      JUNE 30,     DECEMBER 31,
                                                        1996           1996
                                                   ------------    ------------
                                                                    (UNAUDITED)
ASSETS
Current assets

Cash and equivalents ...........................   $    381,849    $    496,036
Accounts receivable, net of allowance for
doubtful accounts of
$3,284,886 at June 30, 1996 and $1,792,903
at December 31, 1996 ...........................     14,372,858      11,468,312
Receivable from officers .......................         28,367          28,367
Due from agents, net of allowances of
$1,000,000 at June 30,
1996 and $0 at December 31, 1996 ...............      1,640,808       2,318,194
Prepaid expenses and other .....................        582,052         422,576
Recoverable federal income taxes ...............      1,302,595         541,509
Deferred tax assets ............................        696,868         696,868
                                                   ------------    ------------
Total current assets ...........................     19,005,397      15,971,862

Property and equipment
Computer equipment .............................      3,172,950       3,217,736
Office furniture and fixtures ..................      1,204,880       1,206,937

Leasehold improvements .........................      1,174,510       1,174,777
                                                   ------------    ------------
                                                      5,552,340       5,599,450


Accumulated depreciation and amortization ......     (1,864,068)     (2,808,574)
                                                   ------------    ------------
                                                      3,688,272       2,790,876

Customer acquisition costs, net of accumulated
amortization of
$5,379,338 at June 30, 1996 and $11,767,624 at
December 31, 1996 ..............................      9,019,774       2,707,943
Deferred tax assets ............................      1,531,209       2,334,054
Other assets ...................................      1,351,180       1,112,528

Intangible assets ..............................           --           920,350
                                                   ------------    ------------

Total assets ...................................   $ 34,595,832    $ 25,837,613
                                                   ============    ============
See accompanying notes.

                             EQUALNET HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,     DECEMBER 31,
                                                        1996           1996
                                                   ------------    ------------
                                                                    (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

Accounts payable ...............................   $  2,057,092    $  2,763,275
Accrued expenses ...............................      1,080,627       1,322,829
Accrued sales taxes ............................        912,123         908,809
Brokerage commissions payable ..................        177,891         378,990
Payable to providers of long-distance
services .......................................      7,194,856       9,876,484
Note payable ...................................           --           583,604
Current maturities of capital lease
obligations ....................................         90,000          90,000
Revolving line of credit .......................     10,654,245       5,542,063
                                                   ------------    ------------
Total current liabilities ......................     22,166,834      21,466,054

Long term obligations under capital leases .....         45,000           3,000
Shareholders' equity
Preferred stock (non-voting), $.01 par
value, Authorized shares - 1,000,000
at June 30, 1996 and December 31, 1996
December 31, 1996, Issued and outstanding
shares - 0 at June 30, 1996 and
December 31, 1996 ..............................           --              --
Common stock, $.01 par value, Authorized
shares - 20,000,000 at June 30, 1996,
and December 31, 1996, Issued and
outstanding shares - 6,002,000 at June
30, 1996, and 6,152,000 at December 31, 1996 ...         60,237          61,738
Treasury stock at cost: 21,750 shares at
June 30, 1996 and December 31, 1996 ............       (104,881)       (104,881)
Additional paid in capital .....................     19,942,428      20,390,927
Warrants to purchase common stock ..............           --           199,000
Deferred compensation ..........................       (335,836)       (290,832)
Accumulated deficit ............................     (7,177,950)    (15,887,393)
                                                   ------------    ------------
Total shareholders' equity .....................     12,383,998       4,368,559
                                                   ------------    ------------
Total liabilities and shareholders' equity .....   $ 34,595,832    $ 25,837,613
                                                   ============    ============
See accompanying notes.

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       DECEMBER 31,                    DECEMBER 31,
                                                   1995            1996            1995            1996
                                               ------------    ------------    ------------    ------------
Sales ......................................   $ 19,046,733    $ 12,090,069    $ 42,966,902    $ 25,404,968
Cost of sales ..............................     13,598,776       9,645,373      31,810,837      19,932,937
                                               ------------    ------------    ------------    ------------
                                                  5,447,957       2,444,696      11,156,065       5,472,031

Selling, general and administrative expenses      3,673,338       3,036,984       6,811,902       6,214,681
Depreciation and amortization ..............      1,179,694       1,847,675       2,243,313       3,697,823
Write down of deferred acquisition costs ...      3,700,000       4,400,000       3,700,000       4,400,000
                                               ------------    ------------    ------------    ------------
Operating loss .............................     (3,105,075)     (6,839,963)     (1,599,150)     (8,840,473)

Other income (expense)
Interest income ............................         10,737              30          55,477              62
Interest expense ...........................       (135,922)       (208,363)       (243,501)       (478,640)
Miscellaneous ..............................        (40,860)       (102,674)        (44,947)       (193,237)
                                               ------------    ------------    ------------    ------------
                                                   (166,045)       (311,007)       (232,971)       (671,815)

Loss before federal income taxes ...........     (3,271,120)     (7,150,970)     (1,832,121)     (9,512,288)

Benefit for federal income taxes ...........     (1,269,195)           --          (710,864)       (802,845)
                                               ------------    ------------    ------------    ------------
Net loss ...................................   $ (2,001,925)   $ (7,150,970)   $ (1,121,257)   $ (8,709,443)
                                               ============    ============    ============    ============

Net loss per share .........................   $      (0.33)   $      (1.18)   $      (0.19)   $      (1.44)
                                               ============    ============    ============    ============

Weighted average number of shares ..........      6,023,750       6,083,552       6,023,750       6,042,761
                                               ============    ============    ============    ============

See accompanying notes.

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                       1995            1996
                                                   ------------    ------------
OPERATING ACTIVITIES
Net loss .......................................   $ (1,121,257)   $ (8,709,443)
Adjustments to reconcile net loss to cash
provided by
operating activities
Depreciation and amortization ..................      2,243,313       3,697,823
Provision for bad debt .........................        531,404       1,211,714
Equity in loss on investment ...................           --           150,704
Benefit for deferred income taxes ..............     (1,321,279)       (802,845)
Loss on sale of assets .........................           --               341
Compensation expense recognized
for common stock issue .........................         70,001          45,004
Write down of long term assets .................      3,700,000       4,400,000
Change in operating assets and liabilities
Accounts receivable ............................        272,925       1,692,832
Due from agents and commissions ................     (2,190,842)       (979,698)
Prepaid expenses and other .....................       (594,734)        920,562
Other assets ...................................       (335,799)       (374,023)

Accounts payable and accrued liabilities .......      1,180,803       4,140,052
                                                   ------------    ------------
Net cash provided by operating activities ......      2,434,535       5,393,023

INVESTING ACTIVITIES
Purchase of property and equipment .............     (3,466,537)        (48,999)
Commission rate buydown ........................       (710,347)           --

Purchase of customer accounts ..................     (7,272,260)        (76,455)

Proceeds from sale of equipment ................           --               800
                                                   ------------    ------------
Net cash used in investing activities ..........    (11,449,144)       (124,654)

FINANCING ACTIVITIES
Proceeds from revolving line of credit .........     41,628,934      24,660,000
Repayments on revolving line of credit .........    (35,940,696)    (29,772,182)

Repayments on capital lease obligations ........        (54,000)        (42,000)
                                                   ------------    ------------
Net cash provided by (used in) financing
activities .....................................      5,634,238      (5,154,182)
                                                   ------------    ------------
Net increase (decrease) in cash and equivalents      (3,380,371)        114,187

Cash and equivalents, beginning of period ......      3,526,543         381,849
                                                   ------------    ------------
Cash and equivalents, end of period ............   $    146,172    $    496,036
                                                   ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION:

Noncash investing activities:
   Common stock issued for acquisition .........                   $    450,000
   Warrants issued for acquisition .............                        199,000
   Liabilities assumed .........................                        271,350
                                                                   ------------
                                                                   $    920,350
                                                                   ============
See accompanying notes.

                            EQUALNET HOLDING CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 -    MANAGEMENT'S REPRESENTATION

            The consolidated financial statements included herein have been prepared by the management of EqualNet Holding Corp. (the "Company") without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position of the Company as of December 31, 1996, and the results of operations for the three and six months ended December 31, 1995 and 1996, and cash flows for the six months ended December 31, 1995 and 1996.

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

NOTE 2 -    INCOME TAXES

            The Company has recorded an income tax benefit at the federal statutory rate of 34% for the three months ended September 30, 1996, and has recorded no benefit for the three months ended December 31, 1996. A valuation allowance has been provided to record deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflect management's estimate of the amount that will be realized from future profitability. There can be no assurance however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future. The Company has recorded no tax benefit for state and local taxes.

NOTE 3 -    CARRIER COMMITMENTS

            At December 31, 1996, the Company had an agreement with AT&T Corp. ("AT&T") which expires in November 1998. The agreement covers the pricing of services and establishes minimum semi-annual revenue commitments ("MSARCs") which must be met to receive the contractual price and to avoid shortfall penalties. The Company's commitment to AT&T is segregated into components differentiated by the type of traffic. At December 31, 1996 the Company was $11.4 million deficient in achieving the cumulative MSARC.

            In the past, management has been able to renegotiate the multi-year agreement approximately every six months, and the Company is currently in negotiation with AT&T to amend the agreement to reduce the rates being charged for long-distance and to modify the MSARCs. Historically, the Company has been able to negotiate a settlement with the carrier that has resulted in no penalty being incurred by the Company, and, therefore, no amount has been accrued in the financial statements for any failure to meet the MSARCs. No assurances can be made that the Company will be able to reach similar favorable settlements with the carrier should it continue to fail to meet its commitment.

NOTE 4 -    DEBT

            At December 31, 1996, the Company has a $12.5 million revolving line of credit with a bank which will expire December 1, 1997 with an effective interest rate equal to the bank's prime rate plus three percent. At December 31, 1996, the Company was in violation of certain financial covenants of the credit agreement. Subsequent to December 31, 1996, the Company executed an amendment to the credit agreement which, subject to the receipt of proceeds from the issuance of notes to a third party, waives any prior events of default, including the violation of the covenants at December 31, 1996. See Note 8.

NOTE 5 -    COMMITMENTS AND CONTINGENCIES

            The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company has responded to formal consumer protection inquiries from nine states. The inquiries do not state specific damage amounts, and the potential liability, if any, is not determinable. The Company believes these inquiries will be resolved satisfactorily, although settlement offers may be made or accepted in instances in which it is determined to be cost effective. During the year ended June 30, 1996, the Company recorded an accrual of $250,000 for such estimated settlements. No assurances can be made however, that the inquiries can be settled for amounts within the amount currently accrued, that additional states will not begin inquiries or that the current accruals will be sufficient to provide for existing or future settlements. Failure to resolve inquiries satisfactorily or reach a settlement with the regulatory agencies could, in the extreme, result in the inability of the Company to provide long-distance service in the jurisdiction requiring regulatory certification. Any failure to maintain proper certification could have a material adverse effect on the Company's business.

NOTE 6-     ACQUISITION OF ASSETS

            On November 12, 1996, the Company purchased certain assets of Creative Communications International, Inc., a Texas-based debit card company, for 150,000 shares of EqualNet Holding Corp. common stock, $.01 par value per share ("Common Stock"), a warrant to purchase 100,000 shares of Common Stock, and the assumption of certain liabilities totaling approximately $271,000. The warrant issued in this transaction was outstanding at December 31, 1996 and allows the holder to purchase an aggregate of 100,000 shares of Common Stock at a price of $7.50 per share. The warrant expires on November 1, 2001.

NOTE 7-     WRITE DOWN OF DEFERRED ACQUISITION COSTS

            During the quarter ended December 31, 1996, the Company recorded a charge to earnings for $4.4 million to reduce the carrying value of purchased customer accounts to an estimate of future discounted cash flows from the purchased accounts. Continued higher than expected attrition associated with the purchased accounts resulted in a decline in anticipated future cash flows, necessitating the write down.

NOTE 8-     SUBSEQUENT EVENTS

            Effective February 3, 1997, the Company executed an agreement with The Furst Group, Inc., a privately held reseller of long-distance and other telecommunications services, pursuant to which The Furst Group agreed to loan the Company $3 million at an annual interest rate of 10%, maturing December 31, 1998. In addition, the Company agreed to issue stock purchase warrants to The Furst Group, exercisable for an aggregate of 1,500,000 shares of Common Stock at a purchase price of $2.00 per share. In connection with this agreement, the Company began utilizing, effective November 1, 1996, The Furst Group's contract with Sprint Communications Company, L.P. ("Sprint"). The Company also amended its credit agreement with its senior lender, subject to and effective upon receipt by EqualNet of the proceeds of the notes from the Furst Group. The amendment allows for less restrictive financial covenants, waives previous financial covenant defaults and resets the maturity date of the revised credit facility to July 1, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the three months ended December 31, 1996 decreased 36.5% to $12.1 million compared with sales of $19.0 million for the same period of the prior year. Gross margin decreased to $2.4 million compared to $5.4 million for the same period of the prior year. The Company recorded a $7.2 million loss before taxes for the three months ended December 31, 1996, compared to a loss of $3.3 million for the same period in the prior year. The net loss for the three months ended December 31, 1996 was $7.2 million and included no tax benefit. The net loss for the corresponding period in the previous year was $2.0 million and included a tax benefit of $1.3 million (an effective rate of 38.8%). The three months ended December 31, 1996 included a $4.4 million charge to decrease the net book value of acquired customers to an estimate of future discounted cash flows associated with those customers. The three months ended December 31, 1995 included a similar $3.7 million charge.

The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income:



                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                          DECEMBER 31,          DECEMBER 31,
                                        1995       1996       1995       1996
                                        -----      -----      -----      -----
Total sales ........................    100.0%     100.0%     100.0%     100.0%
Cost of sales ......................     71.4%      79.8%      74.0%      78.5%
                                        -----      -----      -----      -----
Gross margin .......................     28.6%      20.2%      26.0%      21.5%

Selling, general and
administrative expense .............     19.3%      25.1%      15.9%      24.5%
Depreciation and amortization ......      6.2%      15.3%       5.2%      14.5%
Write down of deferred
acquisition costs ..................     19.4%      36.4%       8.6%      17.3%
                                        -----      -----      -----      -----

Operating loss .....................    (16.3%)    (56.6%)     (3.7%)    (34.8%)

Other income (expense)
Interest income ....................      0.0%       0.0%       0.1%       0.0%
Interest expense ...................     (0.7%)     (1.7%)     (0.6%)     (1.9%)
Miscellaneous ......................     (0.2%)     (0.8%)     (0.1%)     (0.8%)
                                        -----      -----      -----      -----
                                         (0.9%)     (2.5%)     (0.6%)     (2.7%)

Loss before federal income
taxes ..............................    (17.2%)    (59.1%)     (4.3%)    (37.5%)

Benefit for federal income
taxes ..............................     (6.7%)      0.0%      (1.7%)     (3.2%)
                                        -----      -----      -----      -----
Net loss ...........................    (10.5%)    (59.1%)     (2.6%)    (34.3%)
                                        =====      =====      =====      =====

  SALES

   The Company experienced a decrease in sales in the three months ended December 31, 1996 of 36.5% to $12.1 million compared to $19.0 million for the comparable period of the prior year. For the six months ended December 31, 1996 sales decreased 40.9% to $25.4 million compared to $43.0 million for the same period in the previous year. The decrease for both periods was due primarily to a decrease in the number of customer accounts and a corresponding decrease in billable minutes. Total billable minutes for the quarter ended December 31, 1996 decreased 33.9% to 44.5 million minutes from
   67.3 million minutes for the same period of the prior year and for the six months ended December 31, 1996 decreased 39.9% to 87.0 million minutes from
   144.7 million minutes for the comparable period of fiscal 1996. The decline in revenues and billable minutes was the result of an increased rate of attrition for existing customers and a decline in order activity beginning in January 1996. The Company began reducing order activity in early calendar 1996 to reduce the incidence of loss due to delayed provisioning times at AT&T and because it discovered the NetBase Plus customer management system was severely hampering the Company's ability to provision and service new customers. The Company slowly began increasing order activity once it had reverted to the original customer management system and provisioning times had returned to acceptable levels; however, the Company began experiencing liquidity problems during this time frame and has been unable to fund order activity as significant as that achieved prior to January 1996.

   COST OF SALES

   The cost of sales for the three months ended December 31, 1996 decreased 29.1% to $9.6 million compared to $13.6 million for the comparable period of the prior year. Cost of sales for the six months ended December 31, 1996 decreased 37.3% to $19.9 million compared to $31.8 million for the six months ended December 31, 1995. The decreases were primarily attributable to a decrease in sales. Cost of sales as a percentage of sales increased to 79.8% and 78.5% for the three and six months ended December 31, 1996, respectively, from 71.4% and 74.0% for the corresponding periods in the previous year. The increases were primarily the result of increases in commission expense, billing expense and bad debt expense as a percent of sales.

   Commission expense as a percent of sales increased to 7.6% for the second quarter of fiscal 1997, compared to 3.6% for the second quarter of fiscal 1996. Commission expense for the second quarter of fiscal 1997 includes a $400,000 charge to expense advances to agents that are not expected to be recovered through future commissions earned by those agents. Excluding the charge for advances, commission expense as a percent of sales increased moderately for the quarter to 4.3%, reflecting the Company's return to acquiring new customers utilizing advances and residual commissions rather than through purchased orders. Commission expense as a percent of revenues for the six months ended December 31, 1996 was 5.4%, comparable to the first six months of fiscal 1996 which was 5.6%.

   Billing expense as a percentage of sales increased to 6.9% for the three months ended December 31, 1996 compared to 4.4% for the same period in the previous year, and 6.2% for the six months ended December 31, 1996 compared to 3.8% for the same period in fiscal 1996 as a result of the Company beginning to bill a portion of its customers through Local Exchange Carriers ("LECs"). Billings through the LECs represented 21.8% and 16.5% of the Company's revenues for the three and six months ended December 31, 1996, respectively. The cost of billing through LECs is generally greater than billing customers through independent billing companies; however, the Company believes that by billing customers through the LECs, savings will also be recognized by decreased bad debt expense and reduced customer attrition. In addition, because the majority of customer service is performed by the LECs, the Company believes it will be able to reduce overhead related to the cost of servicing these customers directly.

   Bad debt expense as a percentage of sales increased for the three and six months ended December 31, 1996 to 4.5% and 4.8% of sales, respectively, as compared to 0.9% and 1.0% of sales for the three and six months ended December 31, 1995, respectively. The increase is primarily the result of changes in the mix between periods of revenues generated through commissioned sales, in which the sales agents shared bad debt expense with the Company, and revenues generated through purchased accounts, in which the Company had full exposure on uncollectible accounts.

   The Company's cost of long-distance (which is a component of cost of sales) decreased as a percentage of sales to 60.6% and 61.9% from 62.6% and 63.6% for the three and six months ended December 31, 1996 and 1995, respectively. The decrease was primarily the result of the Company reducing its cost of long-distance by negotiating more favorable rates and amending its contract with AT&T effective in June 1996.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased 17.3% to $3.0 million for the three months ended December 31, 1996, from $3.7 million for the same period of the prior year. Selling, general and administrative expenses increased as a percentage of sales to 25.1% for the three months ended December 31, 1996 from 19.3% for the same period of the prior year. Selling, general and administrative expense decreased 8.8% to $6.2 million from $6.8 million for the six months ended December 31, 1996 and 1995, respectively. These expenses as a percent of sales increased to 24.5% from 15.9% for the first six months of fiscal 1997 and 1996, respectively. The increase in selling, general and administrative expenses as a percentage of sales relates primarily to the substantial decrease in revenues and the corresponding loss of back office economies of scale and the inability to reduce fixed cost structures established when revenues of the Company were substantially larger. Lease expense increased approximately $139,000 in the second quarter of fiscal 1997 compared to the same period in fiscal 1996 and $330,000 in the first six months of fiscal 1997 compared to fiscal 1996. The increase was the result of the addition of two significant leases in January 1996, one of which related to the phone system and the other to computer equipment. Professional fees increased approximately $85,000 in the second quarter of fiscal 1997 compared to the same period in fiscal 1996 and $180,000 for the six months ending December 31, 1996 compared to the same period in the previous year. The increase in professional fees related primarily to legal and consulting fees incurred with respect to the ongoing negotiations with the Company's primary lender and with respect to exploring alternatives related to obtaining additional financing. The increases in lease expense and professional fees were offset by a decrease in salary and related expenses of $763,000 for the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995 and $893,000 for the six months ended December 31, 1996 versus the same period in 1995. Staffing decreased from 206 employees at December 31, 1995 to 162 employees at December 31, 1996. In addition, the Company reduced administrative expenses $95,000 in the second quarter of fiscal 1997 compared to the same period in fiscal 1996 and $201,000 for the six months ended December 31, 1996 as compared to the six months ending December 31, 1995, as part of overall cost reduction efforts.

   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization increased 56.6% to $1.8 million for the quarter ended December 31, 1996 as compared to $1.2 million for the same period in the previous year and increased 64.8% to $3.7 million for the six months ended December 31, 1996 as compared to $2.2 million for the six months ended December 31, 1995. The increases are the result of the significant purchases of customer accounts during the first and second quarters of fiscal year 1996.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company generated $5.4 million in cash flow from operations for the six months ended December 31, 1996, compared to $2.4 million for the same period of the prior year. Cash flow from operations was generated primarily through the increase of the payable to providers and the decrease in net accounts receivable due to aggressive collection of accounts receivable.

   Cash used in investing activities totaled $125,000 for the six months ended December 31, 1996, compared to $11.4 million for the same period of the previous year. Cash used in investing activities in the first two quarters of fiscal 1997 included the acquisition of $76,000 of customer accounts and $49,000 of asset additions, primarily computer equipment and software development costs related to the Company's new proprietary billing system. The new billing system is expected to be tested and placed into service for select customer groups in the third quarter of fiscal 1997. The significant decrease in cash expended in investing activities during the first six months of fiscal 1997 in comparison to the same period in the previous year is the result of the discontinuation of the Company's purchased customer account program and the discontinuation of the development of the NetBase Plus customer management system.

   Cash used in financing activities was $5.2 million for the six months ended December 31, 1996, substantially all of which related to net repayments on borrowings under the Company's line of credit. The Company's declining revenue base along with increasingly restrictive borrowing requirements imposed by the Company's senior lender have resulted in a significant decrease in funds available under the Company's line of credit. Cash provided by financing activities totaled $5.6 million for the six months ended December 31, 1995, substantially all of which related to net borrowings under the Company's line of credit.

   In early 1994, the Company determined that its treatment and disbursement of sales taxes was not being properly administered and engaged an outside tax compliance firm to assist in the resolution of the matter with various states and other regulatory and taxing authorities. The Company has accrued liabilities for the resolution of this matter totaling $773,000 at December 31, 1996. The improper treatment of sales taxes arose from the Company's failure to remit the sales tax due to the various taxing authorities on the incremental component of revenue in excess of the cost of the underlying service (for which taxes were properly paid). While there can be no assurance, the Company believes that the amount accrued is adequate for the satisfaction of this tax liability, including any interest payable, and that the Company can negotiate payment terms which would not significantly impact liquidity. The Company anticipates that the tax issues and payment terms will be resolved during fiscal year 1997. No assurances can be made, however, that the Company will be able to negotiate favorable terms with the taxing authorities and a request for immediate payment could have a material adverse effect on the Company's financial condition.

   Effective February 3, 1997, the Company executed an agreement under which it will issue to The Furst Group $3 million of 10% subordinated notes due December 31, 1998 and warrants exercisable for 1.5 million shares of Common Stock at $2.00 per share. The transaction is expected to be completed by February 24, 1997, and the proceeds will be used for general corporate purposes, including the payment of certain trade payables. The notes will be secured by an interest in EqualNet's receivables which is subordinated to the interest of the Company's senior lender. In connection with this agreement, the Company began utilizing, effective November 1, 1996, The Furst Group's contract with Sprint.

   The Company also has signed an amendment to its revolving credit facility to become effective upon receipt by EqualNet of the proceeds of the notes from the Furst Group. The amendment contains less restrictive covenants than were previously in place, waives previous financial covenant defaults (including the events of default at December 31, 1996) and resets the maturity date of the revised credit facility to July 1, 1997.

   Additionally, in February 1996, the Company agreed to amended terms with AT&T, its primary underlying carrier, to include improved pricing, payment terms and other concessions and has also successfully negotiated revised payment terms with its secondary carrier. The Company continues to pursue the final steps of its financial restructuring: an additional financing of between $2.0 and $4.0 million in debt or equity and the replacement of its existing credit agreement, which expires July 1, 1997, with alternate long-term working capital financing. If the Company is unsuccessful in achieving one or a combination of these objectives sufficient to meet the Company's liquidity needs, it will seek an alliance with a strategic partner, or in the event no such strategic alliance is accomplished, the Company may be required to seek protection under United States bankruptcy laws.

                         PART II - OTHER INFORMATION

   Item 1.           Legal Proceedings

               From time to time the Company is involved in what it believes to be routine litigation or other legal proceedings that may be considered as part of the ordinary course of its business. On December 9, 1996, the California Public Utilities Commission approved a settlement agreement with the Company pertaining to its application to provide intraLATA service and an agreed disposition of certain pending consumer complaints. Currently the Company is involved in litigation filed in August 1995 under Cause No. 95-CH-0142 in the Circuit Court of the Seventh Judicial Circuit of Sangamon County, Illinois brought by the Illinois Attorney General under that state's Consumer Fraud and Deceptive Business Practices Act, seeking injunctive relief, attorneys fees and civil penalties in the amount of $50,000 for each violation of that Act. The Company is also involved in litigation filed in February 1996 under Cause No. IJ96-1153 in the Chancery Court of Pulansky County, Arkansas, 1st Division, brought by the Arkansas Attorney General under that state's Deceptive Trade Practices Act seeking injunctive relief, attorneys fees, restitution to consumers and civil penalties in the amount of $10,000 for each violation of the Act. The Company is also involved in litigation filed in February 1996 in the Fourth Judicial District of the State of Idaho in and for the County of Ada under Cause No. CV-DC-9600809D brought by the Idaho Attorney General under that state's Consumer Protection Act, Telephone Solicitation Act and Rules of Telephone Solicitations seeking injunctive relief, restitution to consumers, attorneys fees and civil penalties in the amount of $5,000 for each violation of either the Consumer Protection or Telephone Solicitation Acts. The Company has been advised by the Attorney General for the State of Wisconsin that he would like to participate in any joint settlement of the above described litigation. Each of these matters allege that the Company has received an excessive number of customer complaints that long-distance service was switched to EqualNet without the customer's knowledge or informed consent, with remedies being sought under the deceptive trade practices and consumer protection statutes of these states. While the Company acknowledges that some customers may not fully understand the technical distinction between being a customer of one of the Company's underlying carriers and being a customer of EqualNet with all network processes being handled by those same underlying carriers, the Company vigorously denies that it has engaged in any program or pattern of wrongfully switching customers' long-distance service in violation of state or federal laws. Although it is not possible at this time to predict with any degree of certainty the ultimate exposure of the Company in these matters, the Company does not believe that the outcome of any of these proceedings will have a material adverse effect on either the Company's results of operations or financial condition. See Note 5 to the financial statements in Item 1 hereof.

   Item 2.           Changes in Securities

               On November 12, 1996, the Company issued to Creative Communications International, Inc. ("Creative") 150,000 shares of the Company's Common Stock and warrants to purchase an additional 100,000 shares of Common Stock at $7.50 per share in exchange for substantially all of the assets of Creative. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4 (2) thereof, as the transaction did not involve any public offering.

   Item 3.           Defaults upon Senior Securities

               At December 31, 1996, the Company was not in compliance with certain of the financial covenants of the loan agreement with its principal lender, including (i) Tangible Debt to Net Worth ratio of not more than 8.0 to 1.0, (ii) Debt to Net Worth of not more than 1.5 to 1.0, (iii) Current Ratio of not less than 1.1 to 1.0, and (iv) Debt to EBITDA ratio of not more than 4.0 to 1.0. To have been in compliance with all financial covenants at December 31, 1996, a reduction of $10.6 million in the net loss for the twelve months ended December 31, 1996 and an additional $1.5 million in assets would have been required.

   Item 4.           Submission of Matters to a Vote of Security Holders

               None.

   Item 5.           Other Information

               CAUTIONARY STATEMENTS:

               The Company's expectations with respect to operating results and other matters described in this Quarterly Report on Form 10-Q and otherwise embodied in oral and written forward looking statements are subject to the following risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations:

               ATTRITION RATES - In the event that the Company experiences attrition rates in excess of those anticipated either as a result of increased provisioning times by its underlying carrier, the purchase of poor performing traffic, or the inability to properly manage the existing customer base due to difficulties with the NetBase system, additional charges that affect earnings may be incurred.

               DEPENDENCE ON INDEPENDENT MARKETING AGENTS - The Company has a small internal sales force and obtains a significant majority of its new customers from independent marketing agents ("Agents"). The Company's near-term ability to expand its business depends upon whether it can continue to maintain favorable relationships with existing Agents and recruit and establish new relationships with additional Agents. No assurances can be made as to the willingness of the existing Agents to continue to provide new orders to the Company or as to the Company's ability to attract and establish relationships with new Agents.

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

               DEPENDENCE ON AT&T AND OTHER FACILITIES-BASED CARRIERS - The Company does not own transmission facilities and currently depends primarily upon AT&T and, to a lesser extent, upon Sprint, through its contract with The Furst Group, to provide the telecommunications services that it resells to its customers and the detailed information upon which it bases its customer billings. The Company's near-term ability to expand its business depends upon whether it can continue to maintain favorable relationships with AT&T and Sprint. Although the Company believes that its relationships with AT&T and Sprint are good and should remain so with continued contract compliance, the termination of the Company's current contracts with either AT&T or Sprint or the loss of the telecommunications services that the Company receives from AT&T or Sprint could have a material adverse effect on the Company's results of operations and financial condition.

               This dependence on the Company's primary carrier further manifested itself during the quarter ended March 31, 1996, as continued delays in provisioning (activating new customers) by the carrier resulted in a backlog of customers who would otherwise have been activated on the Company's long-distance service and billing. Although the carrier has taken certain steps to decrease the provisioning time which has resulted in an elimination of the provisioning backlog, there can be no assurance that similar delays will not occur in the future.

               CARRIER COMMITMENTS - The Company has significant commitments with its primary carrier to resell long-distance services. The Company's contract with its carrier contains clauses that could materially and adversely impact the Company should the Company incur a shortfall in meeting its commitments. The Company currently is in a shortfall situation with its primary carrier. Although the Company has from time to time failed to meet its commitment levels under a particular contract and in each case has been able to negotiate a settlement with the carrier which resulted in no penalty being incurred by the Company, there can be no assurances that the Company will be able to reach similar favorable settlements with its carriers currently or in the event that the Company should continue to fail to meet its commitments.

               In recent years, AT&T, MCI Communications Corporation ("MCI") and Sprint have consistently followed one another in pricing their long-distance products. If MCI and Sprint were to lower their rates for long-distance service and AT&T did not adopt a similar price reduction, adverse customer reaction could affect the Company's ability to meet its commitments under the AT&T contract which could have a material adverse affect on the Company's financial position and results of operations.

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

               RELATIONSHIPS WITH STATE REGULATORY AGENCIES - The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company is presently responding to consumer protection inquiries from nine states. The Company believes these inquiries will be resolved satisfactorily, although settlement offers may be made or accepted in instances in which it is determined to be cost effective. During the quarter ended March 31, 1996, the Company recorded an accrual of $250,000 for such estimated settlements. No assurances can be made however, that additional states will not begin inquiries or that the current accrual will be sufficient to provide for existing or future settlements. Failure to resolve inquiries satisfactorily or reach a settlement with the regulatory agencies could, in the extreme, result in the inability of the Company to provide long-distance service in the jurisdiction requiring regulatory certification. Any failure to maintain proper certification in jurisdictions in which the Company provides a significant amount of intrastate long-distance service could have a material adverse effect on the Company's business.

   Item 6.           Exhibits and Reports on Form 8-K

               a.    Exhibits

                     27.1  Financial Data Schedule

               b.    Reports on Form 8-K

                     None.


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EQUALNET HOLDING CORP.



   Date February 13, 1997              /S/ MICHAEL L. HLINAK
                                           Michael L. Hlinak
                                           Senior Vice President and
                                           Chief Financial Officer

                                          (duly authorized officer and
                                           principal financial officer)