Form 10-Q
period 1997-03-31
EQUALNET HOLDING CORP
filed 1997-05-15
CIK 936163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the transition period from ____, 19__ to _____, 19__.


                         Commission File Number: 0-25482

                             EQUALNET HOLDING CORP.
             (Exact Name of Registrant as Specified in its Charter)

          TEXAS                                       76-0457803
 (State of Other Jurisdiction of         (I.R.S. Employer Identification Number)
  Incorporation or Organization)

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   There were 6,152,000 shares of the Registrant's $.01 par value common stock outstanding as of May 12, 1997.

Part I            Financial Information
Item 1.           Financial Statements

                             EQUALNET HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                     June 30,        March 31,
                                                      1996             1997
                                                  ------------    ------------
                                                    (Note)        (Unaudited)
Assets
Current assets
  Cash and equivalents ........................   $    381,849    $  1,667,568
  Accounts receivable, net of allowance
    for doubtful accounts of $3,284,886
    at June 30, 1996 and $1,439,825 at
    March 31, 1997 ............................     14,372,858       9,106,252
  Receivable from officers ....................         28,367          28,367
  Due from agents .............................      1,640,808       2,830,461
  Prepaid expenses and other ..................        582,052         637,196
  Recoverable federal income taxes ............      1,302,595         103,881
  Deferred tax assets .........................        696,868         696,868
                                                  ------------    ------------
Total current assets ..........................     19,005,397      15,070,593

Property and equipment
  Computer equipment ..........................      3,172,950       3,259,376
  Office furniture and fixtures ...............      1,204,880       1,209,032
  Leasehold improvements ......................      1,174,510       1,174,777
                                                  ------------    ------------
                                                     5,552,340       5,643,185
  Accumulated depreciation and
  amortization ................................     (1,864,068)     (3,281,204)
                                                  ------------    ------------
                                                     3,688,272       2,361,981
Customer acquisition costs, net of
  accumulated amortization of $5,379,338
  at June 30, 1996 and $12,476,667  at
  March 31, 1997 ..............................      9,019,774       1,990,241
Deferred tax asset ............................      1,531,209       2,334,054
Other assets ..................................      1,351,180       1,725,666
Intangible assets .............................           --           897,340
                                                  ------------    ------------
Total assets ..................................   $ 34,595,832    $ 24,379,875
                                                  ============    ============
Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date.

                             EQUALNET HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,       March 31,
                                                         1996          1997
                                                    ------------   ------------
                                                       (Note)       (Unaudited)
Liabilities and shareholders' equity
Current Liabilities
  Accounts payable ..............................   $  2,057,092   $  3,172,510
  Accrued expenses ..............................        879,484        865,657
  Accrued sales taxes ...........................        912,123        435,481
  Brokerage commissions payable .................        177,891        167,303
  Payable to providers of long distance services       7,194,856      8,494,018
  Current maturities of capital lease obligations         90,000         72,000
  Note payable to long distance provider ........           --          366,379
  Revolving line of credit ......................     10,654,245      5,122,259
                                                    ------------   ------------
Total current liabilities .......................     21,965,691     18,695,607

Subordinated note payable .......................           --        2,851,372
Long term obligations under capital leases ......         45,000           --
Deferred rent ...................................        201,143        212,342
Shareholders' equity
  Preferred stock (non-voting),$.01 par value
    1,000,000 shares authorized and 0 shares
    issued and outstanding ......................           --             --
  Common stock, $.01 par value, 20,000,000
    shares authorized and 6,002,000 shares
    issued and outstanding at June 30, 1996
   and 6,152,000 at March 31, 1997 ..............         60,237         61,738
  Treasury stock at cost, 21,750 shares at
   June 30, 1996 and March 31, 1997 .............       (104,881)      (104,881)
  Additional paid in capital ....................     19,942,428     20,390,927
  Warrants to purchase common stock .............           --          368,000
  Deferred compensation .........................       (335,836)      (268,330)
  Accumulated deficit ...........................     (7,177,950)   (17,826,900)
                                                    ------------   ------------
Total shareholders' equity ......................     12,383,998      2,620,554
                                                    ------------   ------------
Total liabilities and shareholders' equity ......   $ 34,595,832   $ 24,379,875
                                                    ============   ============

Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date.

                             EQUALNET HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                Three Months Ended March 31,          Nine Months Ended March 31,
                                                              -------------------------------       -------------------------------
                                                                  1996                1997              1996                1997
                                                              ------------       ------------       ------------       ------------
Sales ..................................................      $ 19,212,135       $ 10,662,051       $ 62,179,037       $ 36,067,019
Cost of sales ..........................................        18,424,661          7,844,314         50,235,498         27,777,251
                                                              ------------       ------------       ------------       ------------
                                                                   787,474          2,817,737         11,943,539          8,289,768

Selling, general and administrative expenses ...........         3,515,196          2,822,974         10,327,098          9,037,655
Depreciation and amortization ..........................         1,606,499          1,502,343          3,849,812          5,200,166
Write down of long term assets .........................         3,182,661               --            6,882,661          4,400,000
                                                              ------------       ------------       ------------       ------------
Operating loss .........................................        (7,516,882)        (1,507,580)        (9,116,032)       (10,348,053)

Other income (expense)
  Interest income ......................................                11              1,683             55,488              1,745
  Interest expense .....................................          (196,128)          (240,370)          (439,629)          (719,010)
  Miscellaneous ........................................          (264,830)          (193,240)          (309,777)          (386,477)
                                                              ------------       ------------       ------------       ------------
                                                                  (460,947)          (431,927)          (693,918)        (1,103,742)

Loss before federal income taxes .......................        (7,977,829)        (1,939,507)        (9,809,950)       (11,451,795)

Benefit for federal income taxes .......................        (1,547,699)              --           (2,258,563)          (802,845)
                                                              ------------       ------------       ------------       ------------
Net loss ...............................................      $ (6,430,130)      $ (1,939,507)      $ (7,551,387)      $(10,648,950)
                                                              ============       ============       ============       ============
Net loss per share .....................................      $      (1.07)      $      (0.32)      $      (1.25)      $      (1.75)
                                                              ============       ============       ============       ============
Weighted average number of shares ......................         6,023,750          6,152,000          6,023,750          6,078,909
                                                              ============       ============       ============       ============

See accompanying notes.

                             EQUALNET HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine Months Ended March 31,
                                                                       --------------------------------------
                                                                           1996                      1997
                                                                       ------------              ------------
Operating activities
Net loss .........................................................     $ (7,551,387)             $(10,648,950)
Adjustments to reconcile net loss to
cash provided by operating activities:
   Depreciation and amortization .................................        3,849,812                 5,200,166
   Provision for uncollectible receivables .......................        4,463,939                 1,448,033
   Deferred gain on sale leaseback transaction ...................          (99,935)                     --
   Equity in loss on investment ..................................             --                     295,704
   Benefit for deferred income taxes .............................       (3,049,978)                 (802,845)
   Loss on sale of assets ........................................             --                         341
   Imputed interest on note payable ..............................                                     20,372
   Compensation expense recognized
     for common stock issue ......................................          105,000                    67,506
   Write down of long term assets ................................        6,882,661                 4,400,000
   Change in operating assets and liabilities:
      Accounts receivable ........................................       (1,638,304)                3,818,573
      Due from agents ............................................         (802,668)               (1,589,008)
      Prepaid expenses and other .................................       (1,077,551)                1,123,319
      Other assets ...............................................          320,844                (1,303,866)
      Accounts payable and accrued liabilities ...................       (1,184,632)                2,019,751
                                                                       ------------              ------------
Net cash provided by operating activities ........................          217,801                 4,049,096

Investing activities
Purchase of property and equipment ...............................       (4,213,645)                  (92,734)
Commission rate buydown ..........................................         (710,347)                     --
Purchase of customer accounts ....................................       (8,217,874)                  (76,457)
Proceeds from sale of equipment ..................................             --                         800
                                                                       ------------              ------------
Net cash used in investing activities ............................      (13,141,866)                 (168,391)

Financing activities
Proceeds from subordinated note payable ..........................             --                   3,000,000
Proceeds from revolving line of credit ...........................       68,228,536                36,155,000
Repayments on revolving line of credit ...........................      (59,798,971)              (41,686,986)
Proceeds from sale leaseback transaction .........................        1,186,269                      --
Repayments on capital lease obligations ..........................          (81,000)                  (63,000)
                                                                       ------------              ------------
Net cash provided by (used in) financing activities ..............        9,534,834                (2,594,986)
                                                                       ------------              ------------
Net increase (decrease) in cash ..................................       (3,389,231)                1,285,719
Cash and equivalents, beginning of period ........................        3,526,543                   381,849
                                                                       ------------              ------------
Cash and equivalents, end of period ..............................     $    137,312              $  1,667,568
                                                                       ============              ============
Supplemental Cash Flow Information:

Noncash investing activities:
   Common stock issued for acquisition ...........................                               $    450,000
   Warrants issued for acquisition ...............................                                    199,000
   Liabilities assumed ...........................................                                    271,350
                                                                                                 ------------
                                                                                                 $    920,350
                                                                                                 ============

See accompanying notes.

                             EQUALNET HOLDING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -    MANAGEMENT'S REPRESENTATION

            The consolidated financial statements included herein have been prepared by the management of EqualNet Holding Corp. (the "Company") without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position of the Company as of March 31, 1997, and the results of operations for the three and nine months ended March 31, 1996 and 1997, and cash flows for the nine months ended March 31, 1996 and 1997.

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

NOTE 2 -    INCOME TAXES

            The Company has recorded an income tax benefit at the federal statutory rate of 34% for the three months ended September 30, 1996, and has recorded no benefit for the six months ended March 31, 1997. A valuation allowance has been provided to record deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflect management's estimate of the amount that will be realized from future profitability. There can be no assurance however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future. The Company has recorded no tax benefit for state and local taxes.

NOTE 3 -    DEBT

            At March 31, 1997, the Company has a $7.5 million revolving line of credit with a bank which will expire July 1, 1997 with an effective interest rate equal to the bank's prime rate plus four percent, escalating one percent a month until it reaches six percent. The Company amended its credit agreement with its senior lender in February 1997. The amendment provides less restrictive financial covenants, waives previous financial covenant defaults and resets the maturity date of the revised credit facility to July 1, 1997. See also Note 7.

NOTE 4 -    COMMITMENTS AND CONTINGENCIES

            The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company has responded to formal consumer protection inquiries from eleven states. The inquiries do not state specific damage amounts, and the potential liability, if any, is not determinable. The Company believes these inquiries will be resolved satisfactorily, although settlement offers may be made or accepted in instances in which it is determined to be cost effective. During the year ended June 30, 1996, the Company recorded an accrual of $250,000 for such estimated settlements. No assurances can be made however, that the inquiries can be settled for amounts within that currently accrued, that additional states will not begin inquiries or that the current accruals will be sufficient to provide for existing or future settlements. Failure to resolve inquiries satisfactorily or reach a settlement with the regulatory agencies could, in the extreme, result in the inability of the Company to provide long-distance service in the jurisdiction requiring regulatory certification. Any failure to maintain proper certification could have a material adverse effect on the Company's business.

NOTE 5 -    INTANGIBLE ASSETS

            On November 12, 1996, the Company purchased certain assets of Creative Communications International, Inc., a Texas-based debit card company, for 150,000 shares of EqualNet Holding Corp. common stock, $.01 par value per share ("Common Stock"), a warrant to purchase 100,000 shares of Common Stock, and the assumption of certain liabilities totaling approximately $271,000. The warrant issued in this transaction was outstanding at March 31, 1997 and allows the holder to purchase an aggregate of 100,000 shares of Common Stock at a price of $7.50 per share. The warrant expires on November 1, 2001. The Company has not completed the allocation of the purchase price to the assets acquired and liabilities assumed. However, a significant amount of the purchase price is expected to be allocated to goodwill. The Company is evaluating the estimated useful life of the related goodwill but expects to amortize the goodwill over a period not to exceed ten years.

NOTE 6 -    SUBORDINATED NOTE PAYABLE

            Effective February 3, 1997, the Company executed an agreement with The Furst Group, Inc., a privately held reseller of long-distance and other telecommunications services, pursuant to which The Furst Group has loaned the Company $3 million at an annual interest rate of 10%, maturing December 31, 1998. In addition, the Company has issued stock purchase warrants to The Furst Group, exercisable for an aggregate of 1,500,000 shares of Common Stock at a purchase price of $2.00 per share, subject to adjustment in certain events (including (i) changes in the capitalization of the Company, (ii) the cessation of Zane Russell to serve as Chief Executive Officer of the Company and (iii) the failure of the Company to satisfy the quantitative continued listing requirements of the Nasdaq National Market or suspension or delisting of the Company from trading on that market). In connection with this transaction, the Company began purchasing telecommunications services, effective November 1, 1996, under The Furst Group's contract with Sprint Communications Company, L.P.

NOTE 7 -    SUBSEQUENT EVENTS

            On May 14, 1997 the Company executed a new Carrier Agreement with AT&T. The new agreement provides for, among other things, a lower purchase rate for long distance services provided, forgiveness of previously existing minimum revenue commitments, and a significant reduction in future revenue commitments.

            Additionally, the Company signed a letter of commitment with a provider of working capital financing which would replace the Company's current line of credit that expires in July 1997. Availability and cost of funds under the new agreement are expected to be an improvement over the Company's existing bank line. The transaction is subject to completion of documentation and approval by EqualNet's board of directors, and is expected to close in June 1997.

NOTE 8-     RECLASSIFICATION

            Certain balances from the year ended June 30,1996 have been reclassified to be consistent with March 31, 1997 classifications.

Item 2.  Management's Discussion and Analysis of  Financial
            Condition and Results of Operations

RESULTS OF OPERATIONS

Sales for the three months ended March 31, 1997 decreased 44.5% to $10.7 million compared with sales of $19.2 million for the same period of the prior year. Gross margin increased to $2.8 million compared to $787,000 for the same period of the prior year. The Company recorded a $1.9 million loss before taxes for the three months ended March 31, 1997, compared to a loss of $8.0 million for the same period in the prior year. The net loss for the three months ended March 31, 1997 was $1.9 million and included no tax benefit. The net loss for the corresponding period in the previous year was $6.4 million and included a tax benefit of $1.5 million (an effective rate of 19.4%). The loss for the three months ended March 31, 1996 included a $7.5 million pre-tax charge related to the write down of capitalized costs associated with a customer service information system that was abandoned, an increase in allowance for doubtful accounts related to revised estimates of uncollectible receivables, additional write-offs of acquired customer traffic and recognition of allowances for certain contingent liabilities.

The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income:

                                                                        Three Months     Three Months     Nine Months    Nine Months
                                                                           Ended            Ended           Ended            Ended
                                                                         3/31/96          3/31/97          3/31/96          3/31/97
                                                                          -----            -----            -----            -----
Total sales... .................................................          100.0%           100.0%           100.0%           100.0%
Cost of sales ..................................................           95.9%            73.6%            80.8%            77.0%
                                                                          -----            -----            -----            -----
Gross margin ...................................................            4.1%            26.4%            19.2%            23.0%

Selling, general and administrative expenses ...................           18.3%            26.5%            16.6%            25.1%
Depreciation and amortization ..................................            8.4%            14.0%             6.2%            14.4%
Write down of long term assets .................................           16.6%             0.0%            11.1%            12.2%
                                                                          -----            -----            -----            -----
Operating loss .................................................          (39.2%)          (14.1%)          (14.7%)          (28.7%)

Other income (expense)
  Interest income ..............................................            0.0%             0.0%             0.1%             0.0%
  Interest expense .............................................           (1.0%)           (2.3%)           (0.7%)           (2.0%)
  Miscellaneous ................................................           (1.4%)           (1.8%)           (0.5%)           (1.1%)
                                                                          -----            -----            -----            -----
                                                                           (2.4%)           (4.1%)           (1.1%)           (3.1%)

Loss before federal income taxes ................................         (41.6%)          (18.2%)          (15.8%)          (31.8%)

Benefit for federal income taxes ................................          (8.1%)            0.0%            (3.6%)           (2.2%)
                                                                          -----            -----            -----            -----
Net loss ........................................................         (33.5%)          (18.2%)          (12.2%)          (29.6%)
                                                                          =====            =====            =====            =====

   SALES

   The Company experienced a decrease in sales in the three months ended March 31, 1997 of 44.5% to $10.7 million compared to $19.2 million for the comparable period of the prior year. For the nine months ended March 31, 1997 sales decreased 42.0% to $36.1 million compared to $62.2 million for the same period in the previous year. The decrease for both periods was due primarily to a decrease in the number of customer accounts and a corresponding decrease in billable minutes. Total billable minutes for the quarter ended March 31, 1997 decreased 41.7% to 38.8 million minutes from 66.5 million minutes for the same period of the prior year and for the nine months ended March 31, 1997 decreased 40.4% to 125.8 million minutes from 211.2 million minutes for the comparable period of fiscal 1996. The decline in revenues and billable minutes was the result of an increased rate of attrition for existing customers and a decline in order activity beginning in January 1996. The Company began reducing order activity in early calendar 1996 to reduce the incidence of loss due to delayed provisioning times at AT&T and because it discovered the NetBase Plus customer management system was severely hampering the Company's ability to provision and service new customers. The Company slowly began increasing order activity once it had reverted to the original customer management system and provisioning times had returned to acceptable levels; however, the Company began experiencing liquidity problems during this time frame and has been unable to fund order activity as significant as that achieved prior to January 1996.

   COST OF SALES

   The cost of sales for the three months ended March 31, 1997 decreased 57.4% to $7.8 million compared to $18.4 million for the comparable period of the prior year. Cost of sales for the nine months ended March 31, 1997 decreased 44.7% to $27.8 million compared to $50.2 million for the nine months ended March 31, 1996. The decreases were primarily attributable to a decrease in sales. Cost of sales as a percentage of sales decreased to 73.6% and 77.0% for the three and nine months ended March 31, 1997, respectively, from 95.9% and 80.8% for the corresponding periods in the previous year. The decreases relate primarily to the additional charges of $3.6 million for uncollectible receivables and $350,000 for estimated settlements on disputed carrier charges and long distance commitment shortfalls recorded in the third quarter of the prior year. Cost of sales as a percentage of sales for the second quarter of fiscal 1997 was 79.8%. The decrease in the percentage in the third quarter of fiscal 1997 was primarily the result of a $400,000 backlog of carrier disputes being processed by the Company and credited by the Company's carriers. The backlog was the result of the difficulties the Company had with the NetBase Plus customer management system and the corresponding inability of the Company to electronically obtain the necessary information to process the carrier disputes.

   The Company's cost of long-distance (which is a component of cost of sales) decreased as a percentage of sales to 54.4% and 59.7% from 65.8% and 64.3% for the three and nine months ended March 31, 1997 and 1996, respectively. The decrease in the percentage in the third quarter of fiscal 1997 as compared to the same period in fiscal 1996 was primarily the result of the $400,000 backlog of carrier disputes being credited to the Company by its carriers. The backlog of disputes also affected the percentage for the nine months ended March 31, 1997; however, the year to date decrease was primarily the result of the Company reducing its cost of long-distance by negotiating more favorable rates and amending its contract with AT&T effective in June 1996.

   Commission expense as a percent of sales decreased to 7.7% for the third quarter of fiscal 1997, compared to 9.9% for the third quarter of fiscal 1996. Commission expense for the quarter ended March 31, 1996 included a $1 million charge to the agent advance allowance, inflating the percentage for that quarter. Commission expense as a percent of sales for the second quarter of fiscal 1997 was 7.6% and the expense included a $400,000 charge to reduce advances to agents that are not expected to be recovered through future commissions earned by those agents. Excluding the charge for advances, commission expense as a percent of sales was 4.7% for the quarter ended March 31, 1996. The increase in the third quarter of fiscal 1997 continues to reflect the Company's return to acquiring new customers utilizing advances and residual commissions rather than through purchased orders. Commission expense as a percent of revenues reflected a similar trend for the nine months ended March 31, 1997 increasing to 6.1%, compared to 5.4% prior to the additional charge for agent advances (7.0% after) for the first nine months of fiscal 1996.

   Billing expense as a percentage of sales increased to 9.2% for the three months ended March 31, 1997 compared to 4.3% for the same period in the previous year, and 7.1% for the nine months ended March 31, 1997 compared to 4.0% for the same period in fiscal 1996 as a result of the Company beginning to bill a significant portion of its customers through Local Exchange Carriers ("LECs"). Billings through the LECs represented 33.5% and 21.3% of the Company's revenues for the three and nine months ended March 31, 1997, respectively. The cost of billing through LECs is generally greater than billing customers through independent billing companies; however, the Company believes that by billing customers through the LECs, savings will also be recognized by decreased bad debt expense and reduced customer attrition. In addition, because the majority of customer service is performed by the LECs, the Company has been able to reduce overhead related to the cost of servicing these customers directly.

   Bad debt expense as a percentage of sales decreased for the three and nine months ended March 31, 1997 to 2.2% and 4.0% of sales, respectively, as compared to 15.9% and 5.6% of sales for the three and nine months ended March 31, 1996, respectively. Bad debt expense for the quarter ending March 31, 1996 included a $2.6 million additional charge for uncollectible receivables.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased 19.7% to $2.8 million for the three months ended March 31, 1997, from $3.5 million for the same period of the prior year. Selling, general and administrative expenses increased as a percentage of sales to 26.5% for the three months ended March 31, 1997 from 18.3% for the same period of the prior year. Selling, general and administrative expense decreased 12.5% to $9.0 million from $10.3 million for the nine months ended March 31, 1997 and 1996, respectively. These expenses as a percent of sales increased to 25.1% from 16.6% for the first nine months of fiscal 1997 and 1996, respectively. The increase in selling, general and administrative expenses as a percentage of sales relates primarily to the substantial decrease in revenues and the corresponding loss of back office economies of scale and the inability to reduce fixed cost structures established when revenues of the Company were substantially larger. Salary expense decreased $555,000 for the quarter ended March 31, 1997 compared to the same quarter of the previous year. Staffing decreased from 195 employees at March 31, 1996 to 144 employees at March 31, 1997. The remaining decrease in comparing the three month results is due to overall cost reduction efforts. The $1.3 million decrease in selling, general and administrative costs for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996 resulted primarily from the staffing reductions begun in December 1995. Salary related expenses have decreased $1.5 million for the nine month comparative periods with staffing reaching a peak of 283 employees in December 1995 and decreasing steadily since that time. Administrative costs have been reduced $322,000 during the comparative nine month periods as part of the cost cutting efforts. These decreases were partially offset by an increase in lease expense of approximately $298,000. The increase was the result of the addition of two significant leases in January 1996, one of which related to the phone system and the other to computer equipment. In addition, professional fees increased approximately $169,000 for the nine months ending March 31, 1997 compared to the same period in the previous year. Included in professional fees are fees paid to third party verification companies which the Company utilized to verify customer orders. These fees totaled approximately $105,000 for the nine months ended March 31, 1997 while no third party verification companies were utilized during fiscal 1996.

   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization decreased 6.5% to $1.5 million for the quarter ended March 31, 1997 as compared to $1.6 million for the same period in the previous year and increased 35.1% to $5.2 million for the nine months ended March 31, 1997 as compared to $3.8 million for the nine months ended March 31, 1996. The increase for the nine month period is the result of the significant purchases of customer accounts during the first and second quarters of fiscal year 1996. The purchased orders are amortized utilizing a declining balance method, resulting in the modest decrease in amortization when comparing the third quarters of fiscal 1996 and 1997.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company generated $4.0 million in cash flow from operations for the nine months ended March 31, 1997, compared to $218,000 for the same period of the prior year. Cash flow from operations was generated primarily through the increase of the payable to providers and other vendors and the decrease in net accounts receivable due to aggressive collection of accounts receivable.

   Cash used in investing activities totaled $168,000 for the nine months ended March 31, 1997, compared to $13.1 million for the same period of the previous year. Cash used in investing activities in the first three quarters of fiscal 1997 included the acquisition of $76,000 of customer accounts and $93,000 of asset additions, primarily computer equipment and software development costs related to the Company's new proprietary billing system. The new billing system was placed into service for select customer groups in February 1997. The Company moved the majority of its customers onto the internal billing system in May 1997 which should reduce direct billing costs substantially. The significant decrease in cash expended in investing activities during the first nine months of fiscal 1997 in comparison to the same period in the previous year is the result of the discontinuation of the Company's purchased customer account program and the discontinuation of the development of the NetBase Plus customer management system.

   Cash used in financing activities was $2.6 million for the nine months ended March 31, 1997, substantially all of which related to net repayments of $5.5 million on borrowings under the Company's line of credit. The Company's declining revenue base along with increasingly restrictive borrowing requirements imposed by the Company's senior lender have resulted in a significant decrease in funds available under the Company's line of credit. This use of cash was offset by $3.0 million in proceeds received from the issuance of notes payable with detachable warrants to The Furst Group. Cash provided by financing activities totaled $9.5 million for the nine months ended March 31, 1996, substantially all of which related to net borrowings under the Company's line of credit.

   In early 1994, the Company determined that its treatment and disbursement of sales taxes was not being properly administered and engaged an outside tax compliance firm to assist in the resolution of the matter with various states and other regulatory and taxing authorities. The Company has accrued liabilities for the resolution of this matter totaling $200,000 at March 31, 1997. Additionally, the Company has an installment agreement with the Internal Revenue Service which allows the Company to satisfy the past due federal excise taxes in installment payments of $25,000 per month. The improper treatment of sales taxes arose from the Company's failure to remit the sales tax due to the various taxing authorities on the incremental component of revenue in excess of the cost of the underlying service (for which taxes were properly paid). While there can be no assurance, the Company believes that the amount accrued is adequate for the satisfaction of this tax liability, including any interest payable. No accrual has been made for potential penalties that may be assessed; however the Company does not believe the assessment of penalties would have a material adverse effect on the Company's financial condition.

   Effective February 3, 1997, the Company issued to The Furst Group a $3 million 10% subordinated note due December 31, 1998 and warrants exercisable for 1.5 million shares of Common Stock at $2.00 per share, subject to adjustment in certain events (including (i) changes in the capitalization of the Company, (ii) the cessation of Zane Russell to serve as Chief Executive Officer of the Company and (iii) the failure of the Company to satisfy the quantitative continued listing requirements of the Nasdaq National Market or suspension or delisting of the Company from trading on that market). The transaction was completed February 24, 1997, and the proceeds are to be used for general corporate purposes, including the payment of certain trade payables. The notes are secured by an interest in EqualNet's receivables which is subordinated to the interest of the Company's senior lender. In connection with this transaction, the Company began purchasing long-distance services effective November 1, 1996, under The Furst Group's contract with Sprint.

   On May 14, 1997, the Company agreed to amended terms with AT&T, its primary underlying carrier, which included improved pricing, payment terms, forgiveness of previous shortfalls on minimum revenue commitments, significant reductions in future minimum revenue commitments, and other concessions. The Company has also successfully negotiated revised payment terms with its secondary carrier.

   Additionally, the Company signed a letter of commitment with a provider of working capital financing which would replace the Company's current line of credit that expires in July 1997. Availability and cost of funds under the new agreement are expected to be an improvement over the Company's existing bank line. The transaction is subject to completion of documentation and approval by EqualNet's board of directors, and is expected to close in June 1997.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

   Not applicable.

                         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

         From time to time the Company is involved in what it believes to be routine litigation or other legal proceedings that may be considered as part of the ordinary course of its business. Currently the Company is involved in litigation filed in August 1995 under Cause No. 95-CH-0142 in the Circuit Court of the Seventh Judicial Circuit of Sangamon County, Illinois brought by the Illinois Attorney General under that state's Consumer Fraud and Deceptive Business Practices Act, seeking injunctive relief, attorneys fees and civil penalties in the amount of $50,000 for each violation of that Act. The Company is also involved in litigation filed in February 1996 under Cause No. IJ96-1153 in the Chancery Court of Pulansky County, Arkansas, 1st Division, brought by the Arkansas Attorney General under that state's Deceptive Trade Practices Act seeking injunctive relief, attorneys fees, restitution to consumers and civil penalties in the amount of $10,000 for each violation of the Act. The Company is also involved in litigation filed in February 1996 in the Fourth Judicial District of the State of Idaho in and for the County of Ada under Cause No. CV-DC-9600809D brought by the Idaho Attorney General under that state's Consumer Protection Act, Telephone Solicitation Act and Rules of Telephone Solicitations seeking injunctive relief, restitution to consumers, attorneys fees and civil penalties in the amount of $5,000 for each violation of either the Consumer Protection or Telephone Solicitation Acts. The Company has been advised by the Attorneys General for eight other states that they would like to participate in any joint settlement of the above described litigation. Each of these matters allege that the Company has received an excessive number of customer complaints that long-distance service was switched to EqualNet without the customer's knowledge or informed consent, with remedies being sought under the deceptive trade practices and consumer protection statutes of these states. While the Company acknowledges that some customers may not fully understand the distinction between being a customer of one of the Company's underlying carriers and being a customer of EqualNet with all network processes being handled by those same underlying carriers, the Company vigorously denies that it has engaged in any program or pattern of wrongfully switching customers' long-distance service in violation of state or federal laws. Although it is not possible at this time to predict with any degree of certainty the ultimate exposure of the Company in these matters, the Company does not believe that the outcome of any of these proceedings will have a material adverse effect on either the Company's results of operations or financial condition. However, the Company's inability to resolve these matters for amounts and upon terms acceptable to the Company could have a material adverse effect upon either the financial condition of the Company or the results of its operations. See Note 4 to the financial statements in Item 1 hereof.

Item 2.  Changes in Securities

         On February 3, 1997, the Company issued to a third party investor, warrants to purchase 1,500,000 shares of Common Stock at $2.00 per share, subject to adjustment in certain events (including (i) changes in the capitalization of the Company, (ii) the cessation of Zane Russell to serve as Chief Executive Officer of the Company and (iii) the failure of the Company to satisfy the quantitative continued listing requirements of the Nasdaq National Market or suspension or delisting of the Company from trading on that market). The warrants were issued in conjunction with a $3 million note issued by EqualNet and payable to such investor. The warrants can be exercised in exchange for the note or separately through a cash payment by such investor. The Company received approximately $3,000,000 from the issuance of the note and warrant. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4 (2) thereof, as the transaction did not involve any public offering.

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

               NO ASSURANCE OF ADDITIONAL NECESSARY CAPITAL - The Company continues to pursue additional financing of between $2.0 million and $4.0 million in debt or equity and the replacement of its existing credit agreement, which expires July 1, 1997, with alternate long-term working capital financing. If the Company is unsuccessful in achieving one or a combination of these objectives sufficient to meet the Company's liquidity needs, it will be necessary to seek an alliance with a strategic partner, or in the event no such strategic alliance is accomplished, the Company may be required to seek protection under United States bankruptcy laws.

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

               This dependence on the Company's primary carrier further manifested itself during the quarter ended March 31, 1996, as continued delays in provisioning (activating new customers) by the carrier resulted in a backlog of customers who would otherwise have been activated on the Company's long-distance service and billing. Although the carrier has taken certain steps to decrease the provisioning time which has resulted in an elimination of a significant provisioning backlog, there can be no assurance that similar delays will not occur in the future.

               CARRIER COMMITMENTS - The Company has significant commitments with its primary carrier to resell long-distance services. The Company's contract with its carrier contains clauses that could materially and adversely impact the Company should the Company incur a shortfall in meeting its commitments. Although the Company has from time to time failed to meet its commitment levels under a particular contract and in each case has been able to negotiate a settlement with the carrier which resulted in no penalty being incurred by the Company, there can be no assurances that the Company will be able to reach similar favorable settlements with its carriers in the event that the Company should fail to meet its future commitments.

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

               DEFERRED INCOME TAXES - The Company had deferred tax assets totaling $3.0 million at March 31, 1997. Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", allows for the recognition of deferred tax assets by considering, among other things, the ability of the Company to generate future taxable income. A valuation allowance is required to reduce tax assets to their expected realizability if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Statement 109 explicitly provides that reaching a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. It is anticipated that the Company will be in a cumulative loss position at June 30, 1997. Accordingly, sufficient positive evidence of the ability to generate future taxable income will be required to counteract negative evidence, the cumulative losses, in order to support a conclusion that a valuation allowance for the full amount of the recorded deferred tax assets is not required.

               The recording of a $3.0 million valuation allowance, while a non-cash impact, would have a material adverse effect on recorded operating results of the Company.

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

               RELATIONSHIPS WITH STATE REGULATORY AGENCIES - The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company is presently responding to consumer protection inquiries from eleven states. The Company believes these inquiries will be resolved satisfactorily, although settlement offers may be made or accepted in instances in which it is determined to be cost effective. During the year ended June 30, 1996, the Company recorded an accrual of $250,000 for such estimated settlements. No assurances can be made however, that additional states will not begin inquiries or that the current accrual will be sufficient to provide for existing or future settlements. Failure to resolve inquiries satisfactorily or reach a settlement with the regulatory agencies could, in the extreme, result in the inability of the Company to provide long-distance service in the jurisdiction requiring regulatory certification. Any failure to maintain proper certification in jurisdictions in which the Company provides a significant amount of intrastate long-distance service could have a material adverse effect on the Company's business.

               VOLATILITY OF SECURITIES PRICES - Historically, the market price of the Common Stock has been highly volatile. During the last two quarters of fiscal 1996 and the first three quarters of fiscal 1997, the market price for the Common Stock as reported by The Nasdaq Stock Market has ranged from a high of $10-1/2 per share to a low of $0-9/16 per share. There can be no assurance that the market price of the Common Stock will remain at any level for any period of time or that it will increase or decrease to any level. Changes in the market price of the Common Stock may bear no relation to EqualNet's actual operational or financial results.

Item 6.  Exhibits and Reports on Form 8-K

               a.    Exhibits

                     4.1 The Company's 10% Senior Subordinated Note due December 31, 1998, in the principal amount of $3,000,000 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Registration No. 333-23427), filed
                          March 13, 1997).

                    10.1 Note and Warrant Purchase Agreement, dated February 3, 1997, among the Company, EqualNet Corporation, a Delaware corporation, and The Furst Group, Inc., a New Jersey corporation.

                    10.2   Warrant  for  Purchase of Common  Stock,  issued
                          February 11, 1997.

                    10.3 Security Agreement, dated February 11, 1997, among the Company, its subsidiaries and The Furst Group, Inc., a New Jersey corporation.

                    10.4   Right  in the  Event  of a  Change  of  Control,
                          dated February 11, 1997.

                    10.5 Fourth Amendment to Credit Agreement, dated February 3, 1997, among the Company, the lenders thereto and Comerica Bank-Texas, a Texas banking association, as agent.

                    10.6 Intercreditor and Subordination Agreement, dated as of February 3, 1997, among the Company, the lenders thereto and Comerica Bank-Texas, a Texas banking association, as agent, and The Furst Group, Inc., a New Jersey corporation.

                    27.1  Financial Data Schedule

               b.    Reports on Form 8-K

                     None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EQUALNET HOLDING CORP.



   Date May 15, 1997             /s/ CARL V. SCHMIDT
                                     Carl V. Schmidt
                                     Chief Financial Officer

                                      (duly authorized officer and
                                       principal financial officer)