Form 10-K
period 1997-06-30
EQUALNET HOLDING CORP
filed 1997-09-29
CIK 936163

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

FOR THE FISCAL YEAR ENDED JUNE 30, 1997          COMMISSION FILE NUMBER 0-025842

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

                          Common Stock, $.01 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [ ]  No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock (common stock) held by non-affiliates
of registrant as of September 24, 1997                                $9,997,000

Number of shares of registrant's common stock outstanding as of September 24,
1997                                                                   6,152,000

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant's proxy statement relating to registrant's 1997 annual meeting of shareholders have been incorporated by reference into Part III hereof.
================================================================================

ITEM                                                                  PAGE
                              TABLE OF CONTENTS

PART 1

1.  BUSINESS...........................................................X
2.  PROPERTIES.........................................................X
3.  LEGAL PROCEEDINGS..................................................X
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................X

PART II

5.  MARKET FOR THE REGISTRANTS'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS .........................................................X
6.  SELECTED FINANCIAL DATA............................................X
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS..............................X
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................X
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
      ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................X

PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................X
11. EXECUTIVE COMPENSATION ............................................X
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
      OWNERS AND MANAGEMENT............................................X
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................X

PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
      AND REPORTS ON FORM 8-K..........................................X

      ALL DEFINED TERMS UNDER RULE 4-10(A) OR REGULATION S-X SHALL HAVE THEIR STATUTORILY-PRESCRIBED MEANINGS WHEN USED IN THIS REPORT.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ( the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation , statements regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements" and elsewhere in this Annual Report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements in this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on it's behalf, are expressly qualified in their entirety by the Cautionary Statements.

                                    PART I

ITEM 1.  BUSINESS

GENERAL


      EqualNet Holding Corp. ("EqualNet" or the "Company") is a long-distance telephone company that provides services to approximately 72,000 customers nationwide. The Company currently utilizes AT&T Corp. ("AT&T") and Sprint Communications Company, L.P. ("Sprint"), through its contract with The Furst Group, Inc. ("Furst") a privately-held reseller of long-distance and telecommunications services, to provide transmission of its customers' traffic. Sales related to services provided utilizing the AT&T and Sprint networks accounted for approximately 75% and 14%, respectively, of the Company's revenues for the year ended June 30, 1997.

      EqualNet markets its services primarily to small business customers with monthly long-distance bills of less than $l,000, and for the year ended June 30, 1997, the monthly long-distance bill of the Company's average customer was approximately $41. EqualNet is one of the several hundred companies that comprise the third tier of the long distance market. See "-- Industry Overview and Competition". The Company uses independent marketing agents and an internal sales force in selling its services. The Company primarily uses independent marketing agents to sell the Company's services through telemarketing and direct sales efforts. Revenues derived from EqualNet's customers introduced to the Company by independent marketing agents constituted approximately 84% of the Company's total revenue for the year ended June 30, 1997. Revenues attributable to EqualNet's customers introduced through the efforts of one independent marketing agent accounted for 40%, 28% and 23% of the Company's total revenues for the fiscal years ended June 30, 1995, 1996 and 1997, respectively. The independent marketing agents receive residual commissions based on billings less a portion, typically 50%, of bad debt expense attributable to delinquent accounts.

      EqualNet's revenues declined from a peak of $78.4 million in fiscal year 1996 to $46.6 million for the fiscal year ended June 30, 1997. Pre-tax income
(loss) for the fiscal years ended June 30, 1995, 1996 and 1997 was $2.9 million, ($11.1) million and ($12.6) million, respectively. Pro forma net income for the fiscal year ended June 30, 1995 was $1.8 million, while fiscal years 1996 and 1997 resulted in a net loss of $8.4 million and $15.0 million. EqualNet has generated its sales volume primarily through its network of independent marketing agents actively selling the Company's products and through the acquisition of customer accounts of other resellers. The Company's network of independent marketing agents has historically included more than 100 agents; however, the majority of the Company's sales have been generated by a smaller number of large agents. The Company currently receives substantially all of its new orders from four agents. The Company believes that partnering with a small number of large established marketing agents will result in a long-term relationship with its agents, and the orders generated by those agents will lead to a higher quality, more stable customer base.

INDUSTRY OVERVIEW AND COMPETITION

       Since the break-up of AT&T in 1984, annual revenues for the domestic long-distance market have increased significantly. According to industry data, AT&T, together with MCI Telecommunications Corporation ("MCI"), Sprint and WorldCom, Inc. ("WorldCom") constitute what generally is regarded as the first tier in the long distance market. Large regional long distance companies, some with national capabilities, such as Frontier Corporation ("Frontier"), Cable & Wireless Communications, Inc. and LCI International, constitute the second tier of the industry and, cumulatively, are believed to account for less than 5% of the market. The remainder of the market share is held by several hundred smaller companies, known as third-tier carriers.

      Many first- and second-tier companies, most notably AT&T, Sprint, WorldCom (through its WilTel subsidiary) and Frontier (through its Allnet subsidiary), actively have been providing long-distance products for resale for a number of years to capture incremental traffic volume. Since 1994, MCI has also adopted an aggressive stance in providing product for resale.

      Long-distance companies can be categorized in different ways. One distinction is between facilities-based companies and non-facilities-based companies, or resellers. Facilities-based companies own transmission facilities, such as fiber optic cable or digital microwave equipment. Profitability for facilities-based carriers is dependent not only upon their ability to generate revenues but also upon their ability to manage complex networking and transmission costs. Substantially all of the first- and second-tier long distance companies are facilities-based carriers and generally offer service nationwide. Most facilities-based carriers in the third tier of the market generally offer their service only in a limited geographic area. Some facilities-based carriers contract with other facilities-based carriers to provide transmission where they have geographic gaps in their facilities. Similarly, non-facilities-based companies, such as the Company, contract with facilities-based carriers to provide transmission of their customers' long-distance traffic. Pricing in such contracts is typically either on a fixed rate lease basis or a call volume basis. Profitability for non-facilities based carriers is based primarily on their ability to generate and retain sufficient revenue volume to negotiate attractive pricing with one or more facilities-based carriers.

      A second distinction among long-distance companies is that of switch-based versus switchless carriers. Switched carriers have one or more switches, computers that direct telecommunications traffic in accordance with programmed instructions. All of the facilities-based carriers are switched carriers, as are many non-facilities-based companies. Switchless carriers depend on one or more facilities-based carriers to provide both transmission capacity and switch facilities. In addition, switchless resellers enjoy the benefit of offering their service on a nationwide basis, assuming that their underlying carrier has a nationwide network. EqualNet currently is a switchless reseller.

      Competition in the long distance industry is based upon pricing, customer service, network quality and value-added services. The success of a non-facilities-based carrier such as the Company depends almost entirely upon the amount of traffic that it can commit to the underlying carrier - the larger the commitment, the lower the cost of service. Subject to contract restrictions and customer brand loyalty, resellers like EqualNet may competitively bid their traffic among other national long-distance carriers to gain improvement in the cost of service. The non-facilities-based carrier devotes its resources entirely to marketing, operations and customer service, deferring the costs of network maintenance and management to the underlying carrier.

      The relationship between resellers and the major underlying carriers is predicated primarily upon the pricing strategies of the first-tier companies, which has resulted historically in higher rates to the small business customer. Small business customers typically are not able to make the volume commitments necessary to negotiate reduced rates under individualized contracts. The higher rates result from the higher cost of credit, collection, billing and customer service per revenue dollar associated with small billing level long distance customers. By committing to large volumes of traffic, the reseller is guaranteeing traffic to the underlying carrier. The underlying carrier is also relieved of the administrative burden of qualifying and servicing large numbers of relatively small accounts. The successful reseller efficiently markets the long-distance product, processes orders, verifies credit and provides customer service to these large numbers of small accounts.

      The Company believes that the rapid evolution of the communications industry presents an opportunity for consolidation of third-tier companies in general, and resellers and smaller, facilities based carriers, in particular. Many of these companies are undercapitalized and may have difficulty providing their services profitably. The level of competition between carriers based upon pricing of services has continued to increase, with first tier carriers becoming extremely aggressive in pricing their products and services. A consolidation of resellers would decrease the number of companies with whom carriers that provide resell products, primarily first tier carriers, contract leaving only quality, well capitalized resellers with whom to deal. The Company believes there are opportunities for resellers to acquire or participate in either the acquisition of network facilities of smaller carriers, or to consolidate with other resellers. These consolidations could, in the Company's opinion, achieve additional economies in both pricing with underlying carriers and in areas where customers' long distance calls originate on the acquired network facilities, as well as in operating costs such as customer service and other back office support functions. Such economies are not certain and cannot be adequately predicted. The Company currently is exploring the possibility of either consolidating with or otherwise acquiring the customer accounts of various resellers or participating in the acquisition of the network facilities of a facilities based carrier.

SERVICES AND OPERATIONS

NETBASE CUSTOMER MANAGEMENT SYSTEM

      The NetBase system ("NetBase") is the Company's proprietary customer management and information system. Operations, customer service and marketing efforts are managed by the system. This system facilitates processing of orders and information exchange between the Company and its independent marketing agents. The NetBase system was developed by the Company with outside programming support.

      The responsibilities of the operations department include billing, "provisioning" or processing orders with the underlying carriers and independent marketing agent service support. The operations department receives orders from independent marketing agents and from the sales department of the Company and then processes the orders for entry into the Company's database. Provisioning of customer orders also is performed electronically, with rejected or invalid orders evaluated as to cause, and those rejected are corrected and resubmitted. Operations personnel interface with the underlying carriers and billing companies for processing and procedural matters. Designated operations personnel also provide all service support for the Company's independent marketing agents.

CUSTOMER SERVICE

      The Company's customer service philosophy is to develop long-term customer relationships by providing accurate billing information and efficiently processing customer requests in a timely and accurate manner. In order to enhance EqualNet's abilities to provide good customer service, the Company implemented two major changes during fiscal 1997. First, the Company reorganized its operations and created specialized groups to handle customer requests by the type of request. The Company believes that this method of processing allows the employees who are best qualified for interfacing with customers to devote more of their time in direct contact with customers. Additionally during fiscal 1997, the Company implemented an internal billing system. The Company believes that the new billing system will allow for greater flexibility, better accuracy and improved timeliness in invoicing its customers which it believes will create higher customer satisfaction.

PRODUCTS AND SUPPLIERS

AT&T

      EqualNet's primary provider of underlying long-distance services is AT&T for both outbound and inbound services. Under this contract, the Company has committed to resell a minimum amount in AT&T long distance each year. If EqualNet does not meet this commitment level in a given year, it has agreed to pay AT&T penalties that are based on the difference between the committed amount and the actual amount of the long-distance service the Company sells. The Company entered into a new agreement with AT&T for which the first cumulative minimum semi-annual revenue commitment ("MSARC") period ends October 31, 1997. At June 30, 1997, the Company had not yet reached the completion of the term of the first MSARC; however, the Company was $477,000 below the cumulative pro rata monthly commitment. Should the Company continue at similar revenue levels, it would be in a shortfall at the end of the first MSARC period. Historically, the Company has been able to negotiate a settlement with the carrier which has resulted in no penalty being incurred by the Company. No assurances can be made that the Company will be able to reach a favorable settlement with the carrier should negotiations cease and the Company fail to meet its current commitment.

      If the existing contract with AT&T is terminated, either by the Company or by AT&T for non-payment, prior to the expiration of the full term without execution of a new contract, the Company will be liable for the total amount of the unsatisfied MSARC for the period in which the discontinuance occurs and for 100% of the MSARCs for each semi-annual period remaining in the contract term. In addition, if the Company does not meet the first MSARC, it will be required to refund $398,375 in credits previously issued to the Company by AT&T. See Note 6 of the Notes to Consolidated Financial Statements. The contract expires in April 2000. The Company's current AT&T contract allows the Company to sell both Distributed Network Service ("DNS"), AT&T's only long-distance product designed specifically for resale, and Software Defined Network Service ("SDN"), an AT&T product designed for larger business customers. The combined DNS and SDN commitment levels increase over the term of the contract.

SPRINT

      The Company began purchasing long-distance services effective November 1, 1996, under Furst's contract with Sprint. This long-distance product was negotiated at a rate less than that of the Company's AT&T contract rate and is used as EqualNet's private brand economy-priced product. This long distance product is available to EqualNet's marketing network as an alternative to the AT&T DNS product. The Company believes that this long-distance product is complementary to rather than competitive with the DNS and SDN products that it currently markets. In addition, this product provides a customer with one invoice for both inbound 800 calls and outbound calls, a feature that is not currently available with the Company's DNS and SDN products. The Company's current agreement with Furst does not have a term and may be canceled by either party at any time. No assurances can be made that the Company will continue to be able to utilize Sprint through Furst, which could result in an increase in the cost Sprint charges the Company to provide services. In the event that the Company is unable to continue to utilize Furst's contract with Sprint or negotiate a new agreement with Sprint, the Company has the ability to transfer these customers to its existing AT&T contract or to another carrier and, accordingly, would not expect a termination of the agreement with Furst to have a material adverse affect on the Company's results of operations.

DEBIT CARDS

In November 1996, the Company acquired substantially all of the assets of Creative Communications International, Inc. ("Creative"), a Texas based debit card company, for 150,000 shares of EqualNet Holding Corp. common stock, $.01 par value per share ("Common Stock"), a warrant to purchase 100,000 shares of Common Stock and the assumption of certain liabilities totaling approximately $379,000. The warrant allows the holder to purchase an aggregate of 100,000 shares of Common Stock at a price of $7.50 per share and the warrant expires on November 1, 2001. Creative offers a variety of point-of-purchase debit cards in addition to collector's edition debit cards. The Company believes the debit cards are complementary to its existing calling card and long-distance services and can be introduced to existing customers as well as utilized as a platform to reach new customers.

CUSTOMERS AND MARKETING

CUSTOMERS

      The Company markets its long-distance services primarily to small business customers with monthly long-distance bills of less than $l,000. Currently, the monthly long-distance telephone bills for EqualNet's customers range from under $5 to $10,000. For the year ended June 30, 1997, the monthly long-distance phone bill for an average EqualNet customer was approximately $41. The Company does not have contracts with the majority of its customers, but receives authorization from new customers in connection with their order for service. MARKETING

      The Company historically has relied on its network of independent marketing agents to market its long-distance products. Independent marketing agents are companies that market the Company's long distance products directly to business customers as authorized agents or sales agents of EqualNet and receive a continuing commission based on the monthly usage of the customer accounts that they have brought to the Company. The Company provides its independent marketing agents with promotional materials and products and offers training programs by Company employees. The Company solicits independent marketing agents primarily through telecommunications trade periodicals and trade shows.

      The Company has used in excess of 100 marketing agents to generate the existing customer base. The Company currently is utilizing approximately four agents which generate a substantial majority of the orders currently being received. The Company believes that by reducing the number of active agents and increasing the orders received from each agent, greater control of the quality of the customer acquired can be achieved.

      In June 1994, the Company established a direct sales force in its Houston office, currently consisting of three sales representatives. The direct sales representatives meet in person with prospective customers. The Company advertises on a limited basis directly to end users of long-distance services in local markets. The Company also distributes video and printed marketing materials to prospective users on a selected basis. EqualNet is also evaluating the development of internal telemarketing operations in addition to considering opportunities with established independent telemarketing firms.

TRADEMARKS AND PROPRIETARY RIGHTS

      The Company has registered the trademark EQUAL NET(R) with the United States Patent and trademark Office and has amended that registration for the trademark EQUALNET(R). The Company has also registered the trademarks NETBASE PLUS(R), EQUALNOTES(R), TELECONOMY(R), EDGE(R), and EQUALTIMES(R), and has applications pending to register the trademarks for CREATIVE COMMUNICATIONS(TM), C2(TM), CALLCASH(TM) AND CALLCASH INTERNATIONAL(TM) in connection with the Company's debit card offerings, in addition to various designs of its registered and pending trademarks, as well as its housemark and logo.

REGULATION

      As a non-facilities based provider of long distance telecommunications services, the Company is subject to many of the same regulatory requirements as facilities-based interexchange carriers. EqualNet is regulated at the federal level by the Federal Communications Commission ("FCC") and is required to file tariffs containing descriptions of its products, rates, terms and conditions of service. In addition, the Company is required to maintain a certificate, issued by the FCC, in connection with its international services. The Company updates its tariffs to reflect any modifications to its existing rates or terms and conditions of service, as well as to reflect any new products or services developed for resale by the Company.

      The intrastate long distance telecommunications operations of EqualNet are also subject to various state laws and regulations, including prior certification, notification or registration requirements. EqualNet generally must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. In most of these jurisdictions, the Company must also file and obtain prior regulatory approval of tariffs for intrastate service. EqualNet can provide intrastate originating service to customers in the contiguous 48 states, Hawaii, and the District of Columbia. The Company must update and amend its tariffs when rates are adjusted or new products or services are added to those already offered by the Company. See Item 3, "Legal Proceedings".

      In February 1996, President Clinton signed Public law 104-104, commonly referred to as the Telecommunications Act of 1996 (the "Act"). The statutory changes effected by the Act are generally intended to increase competition and provide consumers with more choices as to telecommunications providers and services. The Act is the most comprehensive revision of communications law and policy in the United States in more than 60 years.

      The Act is generally designed, among other things, to stimulate the development of competition in local exchange markets by permitting the Regional Bell Operating Companies ("RBOCs") to enter the long distance arena only after they comply with certain statutory requirements designed to eliminate their monopolies over local exchange service. The RBOCs are permitted to offer long distance services immediately in geographical areas other than the areas in which they currently provide local exchange services. Before providing interexchange services that originate in any state in its region, an RBOCs must petition the FCC for permission to provide such services. The FCC must review such request within 90 days, but cannot approve such request unless (i) such approval is consistent with the public interest, convenience and necessity, (ii) the FCC has consulted with the Department of Justice and given such Department's views substantial weight, (iii) the RBOC has implemented the Telecommunications Act's checklist of conditions in the regions where permission to provide interexchange services is sought, and (iv) either the RBOC has entered into a binding interconnection agreement approved by the state in question with one or more competing providers of local telephone service to residential and commercial subscribers (which services are offered either exclusively or predominately over such competitor's own facilities), or the RBOC has received no such requests for interconnection within the statutorily prescribed time period.

      Entry by long distance companies into the markets for local service is governed by the public utility regulatory authorities of each state in which such service is to be provided. While state public utility commissions are responsible for regulating such entry, the Act prohibits state regulations that could bar such entry.

      The Act requires the FCC to promulgate regulations to implement the requirements of the Act. Since the passage of the Act, the FCC has issued rulings governing three major areas: (i) interconnection, (ii) universal service and (iii) access charge reform. In August, 1996, the FCC adopted its rules governing interconnection. In November, 1996, the Federal-State Joint Board released its recommended universal service plan. In December, 1996, the FCC released its Notice of Proposed Rule Making to reform access charge policies and practices to comport with a competitive or potentially competitive local access service market. In May 1997, the FCC released its report for proposed universal service reform to become effective in 1998. This order would expand the collection of universal service funding from only facilities based interexchange carriers to all telecommunications carriers, based upon retail revenue. The FCC has yet to determine the size of the universal service fund and the amount of the contribution that will be assessed against each telecommunications carrier.

      It is not possible to predict all of the effects that the Act or FCC orders implementing the Act will have either on the Company or the highly competitive environment in which it operates. The entry of large, well funded and aggressive competitors into the long distance industry may very well result in a loss of long distance market share for the Company. On the other hand, the Act creates new opportunities for entering local markets not previously available to the Company. It is not certain at this time as to when, to what extent, and under what circumstances the Company will be able to effectively market local services as permitted under the Act.

EMPLOYEES

      As of June 30, 1997, the Company had approximately 151 employees.

ITEM 2.  PROPERTIES

      The Company leases approximately 62,500 square feet of general and administrative office space in Houston, Texas, under leases with unaffiliated third parties that expire in 2004. The Company's monthly rental obligation for its facilities is approximately $58,000. The Company believes that its leased facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company is involved in what it believes to be routine litigation or other legal proceedings that may be considered as part of the ordinary course of its business. Currently the Company is involved in litigation filed in August, 1995 under Cause No. 95-CH-0142 in the Circuit Court of the Seventh Judicial Circuit of Sangamon County, Illinois brought by the Illinois Attorney General under that state's Consumer Fraud and Deceptive Business Practices Act, seeking injunctive relief, attorneys fees and civil penalties in the amount of $50,000 for each violation of that Act. The Company is also involved in litigation filed in February, 1996 under Cause No. IJ96-1153 in the Chancery Court of Pulansky County, Arkansas, 1st Division, brought by the Arkansas Attorney General under that state's Deceptive Trade Practices Act seeking injunctive relief, attorneys fees, restitution to consumers and civil penalties in the amount of $10,000 for each violation of the Act. The Attorneys General for these states have indicated that they will not separately negotiate with the Company to attempt to resolve these matters, and that any settlement of these claims must include a settlement of similar claims being asserted by the Attorneys General of Arizona, Idaho, Kansas, Michigan, Nevada, New Jersey,

Tennessee, Texas and Wisconsin. Each of these matters allege that the state received an excessive number of customer complaints that long-distance service was switched to the Company without the customer's knowledge or informed consent, with sanctions being sought under the deceptive trade practices or consumer protection statutes of these states. While the Company acknowledges that some customers may not fully understand the technical distinction between being a customer of one of the Company's underlying carriers and being a customer of EqualNet with all network processes being handled by those same underlying carriers, the Company vigorously denies that it has engaged in any program or pattern of wrongfully switching customers' long-distance service in violation of state or federal laws. The Company has negotiated in good faith with these attorneys general as a group to attempt to reach a settlement that would be in the best interest of the Company, as opposed to defending litigation in multiple jurisdictions. The state Attorneys General have demanded a settlement payment in the total amount of $500,000. The Company has accrued a reserve on its books in the amount of $390,000 in anticipation of the proposed settlement of these matters, which amount the Company believes should be sufficient to discharge these claims. The proposed settlement contemplates an agreement that would allow the Company to make payments of this settlement amount over an extended period of time. There is no guarantee that the Company will be able to negotiate a settlement that would allow for payments over a sufficiently extended period of time so as to allow the Company to fund such settlement out of future operating revenues, or even that the Company will be able to negotiate any settlement acceptable to the Company. The Company is not currently able to pay the amounts being demanded by the various state Attorneys General to resolve these matters unless such payments are to be made over an extended period of time. See "Liquidity and Capital Resources".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM  5.  MARKET FOR THE  REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER
MATTERS

      The Company's Common Stock is traded on The Nasdaq National Market under the symbol "ENET". The table below sets forth the high and low sales prices of the Common Stock for the fiscal years 1996 and 1997, as reported by The Nasdaq Stock Market. The quotations reflect inter-dealer prices, without retail mark-down or commission and may not represent actual transactions.

                              FISCAL YEAR ENDED JUNE 30,
                                     PRICE RANGE
                              --------------------------
                                 HIGH        LOW
                              --------------------------
1996
First Quarter                   $ 18 3/4   $ 14 3/4
Second Quarter                  $ 21       $  6 3/4
Third Quarter                   $ 10 1/2   $  5 3/4
Fourth Quarter                  $  7 1/4   $  3

1997
First Quarter                   $  4 7/8   $  1 1/4
Second Quarter                  $  3 1/8   $  1 7/16
Third Quarter                   $  2 13/16 $  1
Fourth Quarter                  $  2 3/32  $    9/16

      On September 24, 1997, the last sales price per share of the Company's Common Stock, as reported by The Nasdaq Stock Market, was $1 5/8.

      On September 24, 1997, the Company's 6,152,000 shares of Common Stock outstanding were held by approximately 60 shareholders of record.

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

      The following table sets forth certain selected consolidated financial data of the Company for each of the five years ended June 30, 1997, which information has been derived from the Company's audited consolidated financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, under Item 8 of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                           FISCAL YEAR ENDED JUNE 30,
                                                   --------------------------------------------------------------------------
                                                       1993            1994          1995            1996            1997
                                                   ------------    -----------   ------------    ------------    ------------
INCOME STATEMENT DATA:
Sales ..........................................   $ 18,950,168    $35,397,331   $ 67,911,405    $ 78,354,858    $ 46,588,496
Cost of sales ..................................     16,441,001     28,801,516     54,655,313      61,807,113      34,481,128

Selling, general and
  administrative expenses ......................      1,811,825      5,297,710      8,936,102      13,719,573      12,453,814
 Depreciation and amortization .................         66,648        271,679      1,355,832       5,933,890       5,999,898

 Write down of assets ..........................           --             --             --         6,882,661       4,400,000
                                                   ------------    -----------   ------------    ------------    ------------
 Operating income.....(loss) ...................        630,694      1,026,426      2,964,158      (9,988,379)    (10,746,344)

Other income (expense) .........................        (35,361)       742,916        (92,856)     (1,088,887)     (1,888,889)
                                                   ------------    -----------   ------------    ------------    ------------
Income (loss) before federal
  income taxes and extraordinary
  item .........................................        595,333      1,769,342      2,871,302     (11,077,266)    (12,635,233)
Provision (benefit) for federal income
  taxes ........................................           --             --          507,057      (2,659,853)      2,345,311
Net income (loss) ..............................   $    595,333    $ 1,769,342   $  2,364,245    $ (8,417,413)   $(14,980,544)
                                                   ============    ===========   ============    ============    ============
Net loss per share .............................           --             --             --            $(1.40)         $(2.46)
                                                                                                       ======          ======
Pro forma net income(1) ........................   $    363,153    $ 1,079,299   $  1,751,494
                                                   ============    ===========   ============

Pro forma net income per share .................   $       0.09    $       0.27          0.38
                                                   ============    ============  ============

Weighted average number of shares(2) ...........      4,000,000      4,000,000      4,618,043       6,017,332       6,096,932
                                                   ============    ===========   ============    ============    ============
Cash dividends per share(3) ....................   $       --      $       0.22  $       0.61    $     --        $     --
                                                   ============    ===========   ============    ============    ============
Balance Sheet Data:
Cash and equivalents ...........................   $    261,816    $   194,571   $  3,526,543    $    381,849    $    828,478
Working capital deficiency .....................       (158,007)       230,448      7,772,366      (3,161,437)     (4,667,109)
Total assets ...................................      6,012,925      9,044,595     39,315,569      34,595,832      19,162,160
Total long-term debt and capital
leases, net of current portion .................         84,378        512,914      1,142,640          45,000            --
Total shareholders' equity (deficit) ...........        466,830      1,350,698     20,705,724      12,383,998      (1,688,539)

---------------
(1) From July 1, 1992 to March 7, 1995, the Company had reported for federal income tax purposes as an S corporation. Accordingly, all taxable earnings of the Company during that time have been taxed directly to the shareholders of the Company at their individual tax rates. A pro forma adjustment to reflect federal and state income taxes as if the Company were a C corporation is presented for the respective periods at an estimated effective rate of 39%.

(2) Shares used to compute pro forma net income per share are based upon the actual weighted-average shares outstanding giving retroactive effect to the Company's reorganization which occurred March 8, 1995.

(3) Shares used to compute cash dividends per share are based upon 4,000,000 shares outstanding beginning in 1993 and for the remaining periods as a result of the Reorganization. On March 7, 1995, the Company declared a final dividend of $0.53 per share to the shareholders of record on such date. The dividend was paid on March 24, 1995, to the shareholders of record on March 7, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION OF EQUALNET SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. SPECIAL
NOTE: CERTAIN STATEMENTS SET FORTH BELOW CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

OVERVIEW

      The Company's long-distance volume was more than 10.6 million monthly minutes in June 1997. Substantially all of the Company's revenues have been derived from the sale of long-distance services to small business customers. The source of these accounts is primarily the Company's network of independent marketing agents and the acquisition of customer accounts of other resellers. Many of these agents actively market the Company's long-distance products via telemarketing.

      The Company's primary costs, its costs of sales, are variable and consist of the underlying "wholesale" cost of long-distance services from its underlying providers, commissions to independent agents and billing costs. However, in the opinion of the Company, to the extent that the Company is able to continue to negotiate more favorable rates from its providers, additional savings may be achieved in the Company's costs, particularly the costs of long-distance service. Additionally, with the completion of the Company's internal customer billing system, the Company believes it will see a reduction in the current cost of billing as a percentage of revenues as well.

      The Company has generated revenue through orders received from independent marketing agents and by acquiring the customer accounts of several other resellers. The Company acquires customer accounts from certain of its independent marketing agents on an individual price per order basis, with some agents receiving an initial payment to help defer the cost of acquiring the orders which will be offset by future commissions earned (agent advances) and others receiving a higher initial payment with no future commission owed (deferred acquisition costs). This allows the Company to use the agents as a vehicle to outsource telemarketing activities. Expenditures associated with individually acquired orders, both advanced and purchased, totaled approximately $9.8 million and $3.2 million in fiscal years 1996 and 1997, respectively. The Company expects that future revenue growth will come primarily from the development of independent marketing agents and additional acquisitions of customer accounts or businesses.

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

RESULTS OF OPERATIONS

      The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income and expenses:

======================================================================================
                                                Percentage of Total Revenues
                                                  Fiscal Year Ended June 30,
                                          1993      1994      1995      1996    1997
                                          -----     -----     -----     -----   -----
Total sales .........................     100.0%    100.0%    100.0%    100.0%  100.0%
Cost of sales .......................      86.8      81.4      80.5      78.9    74.0
                                          -----     -----     -----     -----   -----
Gross margin ........................      13.2      18.6      19.5      21.1    26.0
Selling, general and administrative
  expenses ..........................       9.5      14.9      13.1      17.5    26.7
Depreciation and amortization .......       0.4       0.8       2.0       7.6    12.9

Write down of long term assets ......    --        --        --           8.8     9.4
                                          -----     -----     -----     -----   -----
Operating income (loss) .............       3.3       2.9       4.4     (12.8)  (23.0)
Other income (expense):
   Interest income ..................       0.2       0.1       0.7       0.1     0.0
   Interest expense .................      (0.4)     (0.8)     (0.9)     (2.2)
   Miscellaneous ....................    --           2.4      (0.1)     (0.6)   (1.9)
                                          -----     -----     -----     -----   -----
Income (loss) before federal
  income taxes and extraordinary item       3.1       5.0       4.2     (14.2)  (27.1)
Provision (benefit) for federal
  income taxes ......................    --        --           0.7      (3.4)    5.0
                                          -----     -----     -----     -----   -----

Net income (loss) ...................       3.1%      5.0%      3.5%    (10.8)%  (32/1)%
                                          =====     =====     =====     =====   =====
======================================================================================

YEAR ENDED JUNE 30, 1997, COMPARED TO YEAR ENDED JUNE 30, 1996

      TOTAL SALES. Long-distance sales decreased 40.5%, from $78.4 million in fiscal 1996 to $46.6 million for the year ended June 30, 1997. The decrease was due primarily to a decrease in the number of customer accounts and a corresponding decrease in billable minutes. The decline in revenues in fiscal year 1997 was the result of an increased rate of attrition on existing customers and a decline in order activity beginning in the last half of fiscal year 1996. The Company began reducing order activity in early calendar 1996 to reduce the incidence of loss due to delayed provisioning times at AT&T and because it discovered a new customer management system was severely hampering the Company's ability to provision and service new customers. The Company slowly began increasing order activity once it had reverted to the original Netbase system and provisioning times had returned to acceptable levels; however, the Company began experiencing liquidity problems during this time frame and has been unable to fund agent advances that stimulate order activity as significant as those experienced prior to January 1996.

      TOTAL COST OF SALES. The Company's cost of sales, which are variable, decreased from $61.8 million in fiscal 1996 to $34.5 million for the year ended June 30, 1997, a decrease of 44.2%. This decrease was a result of a decrease in the Company's sales. The Company's cost of long distance (which is a component of cost of sales) improved as a percentage of sales, decreasing from 63.6% to 55.6% for the years ended June 30, 1996 and 1997, respectively. The improvement in the percentage is the result of the renegotiation of the company's contracts with its carriers and from the recognition of a one-time credit from AT&T. The Company negotiated an 8% improvement in the interstate rate it receives from AT&T in May 1996 followed by an 8% improvement again in November 1996 and another 8% improvement in May 1997. Additionally, the Company was granted a one-time credit of $1.2 million as part of the new contract with AT & T, effective May 1, 1997 and a $400,000 backlog of carrier disputes being processed by the Company and credited by the Company's carriers in March 1997. The carrier dispute backlog was the result of difficulties AT&T encountered in processing the Company's disputed long distance usage which had cumulated over an extended period of time.

      Commission expense as a percentage of sales decreased from 6.5% to 5.6%. Commission expense included a $1.0 million charge and $400,000 charge for fiscal years 1996 and 1997, respectively, to expense advances to agents that are not expected to be recovered through future commissions earned by those agents. Commissions as a percentage of revenues without these charges would be 5.2% and 4.7% for fiscal years 1996 and 1997, respectively. The decrease relates in part to a payment in the second quarter of fiscal 1996 to a principal agent to reduce the agent's commission rate by approximately 4%. Of the Company's total sales during fiscal years 1996 and 1997, 28% and 23%, respectively, were derived from customers introduced to the Company from this agent. The Company shifted its sales strategy from that of purchasing customer accounts and bases of customer accounts, which have very little associated commission expense, to one of advancing commissions to independent marketing agents for individual customer accounts. Accordingly, the Company expects commission expense as a percent of revenue to increase moderately in future periods as a result of the increased emphasis in obtaining orders utilizing agents with residual commissions on those orders. This increase in commission expense will be offset by a decrease in amortization expense of purchased accounts.

      Billing expense as a percentage of sales increased from 4.0% to 7.3% for the fiscal years ending 1996 and 1997, respectively, as a result of the Company beginning to bill a significant portion of its customers through Local Exchange Carriers ("LECs"). Billings through the LECs represented 26.8% of the Company's revenues for the year ended June 30, 1997. The cost of billing through LECs is generally greater than billing customers through independent billing companies; however, the Company believes that by billing customers through the LECs, savings will also be recognized by decreased bad debt expense and reduced customer attrition. In addition, because the majority of customer service is performed by the LECs, the Company has been able to reduce overhead related to the cost of servicing these customers directly. Bad debt expense decreased from 4.9% of sales in fiscal year 1996 to 3.7% of sales in fiscal year 1997. The Company's collection efforts were hindered in fiscal 1996 by the failure of a new customer management system to produce the necessary information to allow for the most effective method of collection, resulting in a higher than normal incident of uncollected accounts.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 9.2% from $13.7 million for the year ended June 30, 1996, to $12.5 million for the same period in fiscal 1997. Selling, general and administrative expenses increased as a percentage of sales from 17.5% to 26.7% for the years ended June 30, 1996 and 1997, respectively. The decrease in this expense was a result of cost reduction efforts by the Company. Total staff decreased from an average of 204 temporary and permanent employees during the year ended June 30, 1996 (183 employees at June 30, 1996) to an average of 163 temporary and permanent employees in fiscal 1997 (151 at June 30, 1997). Salary related expense decreased $1.5 million from fiscal 1996 to fiscal 1997 as a result of the decrease in personnel. Administrative expense was down $404,000 for fiscal 1997 compared to fiscal 1996 as the result of decreasing supplies and office expense by $135,000 and due to a reduction in long-distance and telephone related expenses by $259,000. The decrease in long-distance and phone related expenses was related to the acquisition of a new telephone system in January 1996 which allowed the Company to significantly reduce hold times, thereby reducing long-distance costs, and due to the decrease in the number of customers, resulting in fewer calls. Additionally, the Company incurred $246,000 in acquisition related costs in early fiscal 1996 which were not present in fiscal 1997. These savings were offset somewhat by an increase in professional fees, bank fees, marketing fees, lease expense and the addition of Creative and its related overhead. The Company incurred approximately $170,000 in additional legal and professional fees in fiscal 1997 as compared to fiscal 1996. Included in professional fees are fees paid to third party verification companies which the Company utilized to verify customer orders. These fees totaled approximately $151,000 in fiscal 1997 as compared to $1,500 in fiscal 1996. Bank fees increased as a result of the cost of obtaining an amendment to the Company's loan agreement while marketing fees increased as the Company conducted an aggressive campaign related to the placement of long-distance calling cards with all of its customers. Lease expense increased $422,000 from fiscal 1996 to fiscal 1997. The Company entered into two significant leases in January 1996 for a new telephone system and for computer equipment to support the Company's information system network. Creative resulted in an additional $450,000 in selling, general and administrative expenses to support its operations, which were acquired by the Company in fiscal 1997.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased slightly as the company recorded $5.9 million and $6.0 million in expense during 1996 and 1997, respectively. The Company expended very little on capital equipment during fiscal 1997 and returned to compensating agents through commissions and advances on commissions.

      The Company wrote down assets of approximately $6.9 million and $4.4 million during the years ended June 30, 1996 and 1997, respectively. During fiscal 1997 the Company recorded a charge to earnings for $4.4 million to reduce the carrying value of purchased customer accounts to an estimate of future discounted cash flows from the purchased accounts. Included in the write down in fiscal 1996 was a similar $4.6 million non-cash charge to reduce the carrying value of acquired customer bases to the present value of the expected future cash flows associated with the underlying customer accounts and a $2.2 million write off of capitalized software development costs associated with the NetBase Plus system. The write down of deferred acquisition costs was necessitated by a greater than expected turnover of acquired customer bases which resulted from difficulties in billing and servicing the underlying customer accounts.

      OPERATING LOSS. The operating loss increased 7.6% from $10.0 million for the year ended June 30, 1996, to $10.7 million for the year ended June 30, 1997.

      OTHER INCOME (EXPENSE). Other expense increased from $1.1 million for fiscal 1996 to $1.9 million for the year ended June 30, 1997. This increase was primarily attributable to an increase in interest expense of $343,000 from fiscal 1996 to fiscal 1997 and an increase in miscellaneous expense of $406,000. The increase in interest expense was the result of the increase in the interest rate under the Company's bank line of credit and the addition of the note payable to Furst.. Miscellaneous expense in fiscal 1996 includes a $250,000 accrual for possible penalties, settlement costs and legal expenses associated with the resolution of pending complaints against the Company by various state regulatory agencies with regard to customer complaints. Fiscal 1997 includes an additional $226,000 for settlements reached in certain states during the year and to increase the accrual related to regulatory complaints in the states with inquiries still pending. See Item 3, "Legal Proceedings". Miscellaneous expense also included $135,000 and $195,000 in fiscal 1996 and 1997, respectively, in losses related to the failed Unified Network Services joint venture, which the Company entered into in February 1996.

YEAR ENDED JUNE 30, 1996, COMPARED TO YEAR ENDED JUNE 30, 1995

      TOTAL SALES. Long-distance sales increased 15.4%, from $67.9 million in fiscal 1995 to $78.4 million for the year ended June 30, 1996. The increase resulted from the significant growth of customer minutes in the third and fourth quarters of fiscal 1995, which continued into fiscal 1996. Quarterly revenues peaked in the first quarter of fiscal 1996 at $23.9 million and declined each quarter thereafter, with fourth quarter revenues totaling $16.2 million in fiscal 1996. The decline in revenues during fiscal 1996 was more gradual than the growth in fiscal 1995, resulting in an overall increase when comparing the two fiscal years. The decline in revenues on a quarterly basis in fiscal year 1996 was the result of an increased rate of attrition on existing customers and a decline in order activity in the last half of fiscal year 1996.

      TOTAL COST OF SALES. The Company's cost of sales, which is variable, increased from $54.7 million in fiscal 1995 to $61.8 million for the year ended June 30, 1996, an increase of 13.1%. This increase was a result of an increase in the Company's sales. The Company's cost of long distance (which is a component of cost of sales) remained relatively stable as a percentage of sales, decreasing slightly from 63.7% to 63.6% for the years ended June 30, 1995 and 1996, respectively. Commission expense as a percentage of sales decreased from 11.9% to 6.5%. This decrease in commissions was the result of a change in the Company's sales strategy from that of advancing commissions to independent marketing agents for individual customer accounts, to one of purchasing customer accounts and bases of customer accounts. The purchased bases and accounts have no associated commission expense. In addition, the Company made a payment in the second quarter of fiscal 1996 to a principal agent to reduce the agent's commission rate. Of the Company's total sales during fiscal years 1995 and 1996, 40% and 28%, respectively, were derived from customers introduced to the Company from this agent. Billing expense as a percentage of sales increased from 3.6% to 4.0%, a result of the average monthly customer bill decreasing from $55 per month to $50 per month and the increase in the number of delinquent accounts. Bad debt expense increased from 1.3% of sales in fiscal year 1995 to 4.9% of sales in fiscal year 1996. A primary factor to the increase in bad debt expense incurred by the Company was the result of the shift to more purchased orders for which the Company had full exposure to uncollectible accounts as compared to commissioned orders for which the agents shared in a substantial portion of the risk on uncollectible accounts. In addition, the Company's collection efforts were hindered by the failure of NetBase Plus to produce the necessary information to allow for the most timely and effective method of collection.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 53.5% from $8.9 million for the year ended June 30, 1995, to $13.7 million for the same period in fiscal 1996. Selling, general and administrative expenses increased as a percentage of sales from 13.1% to 17.5% for the years ended June 30, 1995 and 1996, respectively. The increase in this expense was a result of the substantial growth of the Company over the last half of fiscal year 1995 and through December 1995. Total staff increased from an average of 144 temporary and permanent employees during the year ended June 30, 1995 (220 at June 30, 1995), to an average of 204 temporary and permanent employees during the year ended June 30, 1996. Staffing peaked in December 1995 at 283 employees (including temporary employees) and declined to 183 temporary and permanent employees in June 1996. Salary related expense increased $2.8 million as a result of the increase in personnel. Lease expense increased from $700,000 in fiscal 1995 to $1.7 million in fiscal 1996. The Company entered into two sale leaseback transactions, the proceeds from which totaled $1.4 million during fiscal year 1996. Additionally, the Company leased a new telephone system and computer equipment to support the Company's information system network. The Company incurred approximately $500,000 in additional legal, accounting and professional fees in fiscal 1996 as compared to fiscal 1995 as a result of the added cost of being a public company for all of fiscal 1996, the significant level of attempted acquisition activity in the first half of fiscal 1996, the joint venture with Metrolink, Inc. ("Metrolink"), and the renegotiation of the Company's loan agreement with its principal lender in November 1995 and amendments to that agreement in March and June 1996.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 338% from $1.4 million for the year ended June 30, 1995, to $5.9 million for the same period for the year ended June 30, 1996. Amortization expense has increase substantially because of the purchase of a customer base in June 1995 for $8.4 million and the investment of $8.5 million in fiscal 1996 in individual orders purchased from independent marketing agents. Depreciation expense has risen over the same periods as a result of the significant investment in computers needed to support the Company's growth and as a result of the investment in NetBase Plus.

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

      OTHER INCOME (EXPENSE). Other expense increased from $92,856 for fiscal 1995 to $1.1 million for the year ended June 30, 1996. This increase was primarily attributable to a decrease in interest income of $443,000 from fiscal 1995 to fiscal 1996 and an increase in miscellaneous expense of $400,000. The decrease in interest income was the result of the use during fiscal year 1996 of the excess cash generated through the Company's initial public offering in March 1995. Miscellaneous expense in fiscal 1996 includes a $250,000 accrual for possible penalties, settlement costs and legal expenses associated with the resolution of pending complaints against the Company by various state regulatory agencies with regard to customer complaints. See Item 3, "Legal Proceedings". Interest expense increased as a result of an increase in the size and utilization of borrowings under the Company's line of credit during the year ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated pro forma net income of $1.8 million for the year ended June 30, 1995, and recorded net losses of $8.4 million and $15.0 million for the years ended June 30, 1996 and 1997, respectively. The Company funded its operations during the year ended June 30, 1997 through extension of payment terms from the Companys major suppliers, advances under its revolving credit facility, from a $3.0 million debt offering and through operating cash flows. Due to operating losses sustained in the second half of fiscal 1996 and throughout fiscal 1997 and a declining revenue base, the Company reached its maximum borrowing capacity under its revolving credit facility. The Company's borrowing capacity under this credit facility continued to decline as a result of operating losses, a decline in the revenue base and the exclusion of certain receivables from the criteria of eligible receivables. An additional source of liquidity during this time period has been an extension of payment terms from the Company's major suppliers, although there can be no assurance that any such extensions will be granted in the future. At current levels of operations and with a declining borrowing base, the Company must seek additional capital and continued concessions from its vendors and must continue to reduce expenses to bring them in line with current levels of revenues.

      CASH FLOW FROM OPERATIONS. The Company generated net cash of $309,000 and $3,974,000 in operating activities in fiscal 1996 and 1997, respectively. Cash from net losses adjusted for non-cash expenses decreased from a source of $6.0 million in fiscal year 1996 to a use of cash of $1.7 million in 1997. This use in fiscal 1997 was offset by the change in operating assets and liabilities, including a $3.6 million change in accounts receivable, a $1.7 million change in accounts payable and a $2.9 million change in prepaid expenses and other. Accounts receivable decreased as revenues continued their decline throughout fiscal 1997 and due to continued improvement in collection activities by the Company. Accounts payable, particularly the payable to providers of long-distance, increased as a result of the extended payment terms negotiated by the Company. The decrease in prepaid expenses and other was primarily the receipt of a $1.3 million federal tax refund during fiscal 1997. Offsetting these sources was the use of cash for advances paid to agents for orders, resulting in the increase in the amounts due from agents, and for the change in other assets, $552,000 of which were advances to UNS. The Company is involved in negotiations with the attorneys general for eleven states concerning alleged consumer protection violations in the marketing of long distance service by the Company's independent contractor sales agents in those states. The attorneys general have indicated that they will not separately negotiate with the Comapny to attempt to resolve these matters. The Company is not currently able to pay the amounts being demanded by the group of state attorneys general to settle these matters unless such payments are to be made over an extended period of time. See Item 3 Legtal Proceedings.

      CASH FLOW FROM INVESTING ACTIVITIES. Net cash used in investing activities decreased significantly from $14.4 million in fiscal 1996 to $344,000 in fiscal 1997. During fiscal year 1995 the Company purchased $8.5 million of customer accounts. The Company expended $3.4 million for computer equipment and related software development in 1996. Because of the liquidity concerns the Company experienced during fiscal 1997 the Company consciously restricted investing activities. The Company invested $272,000 in property, plant and equipment, $141,000 of which was for the completion of the in-house billing system which was placed into service in February 1997. In addition, the Company reverted from its policy of buying orders from its agents to a strategy of advancing commissions which, if the advances are recovered by the Company, will provide the agents with a continuing revenue stream. As such, the Company expended only $76,000 on purchased orders during fiscal 1997.

      FINANCING ACTIVITIES. Financing activities provided $10.9 million to the Company in fiscal year 1996 and used $3.2 million in fiscal 1997. The Company increased borrowings under the revolving credit facility during fiscal 1996, resulting in net proceeds of $9.6 million. However, in fiscal 1997 due to increased restrictions imposed upon the Company by its primary lender and due to the declining revenue base, the Company experienced a decline in the borrowing base available under the line of credit. This resulted in a net reduction in borrowings under the line in fiscal 1997 of $6.1 million. The Company sought to offset a portion of the loss of funds under the line of credit and issued subordinated debt in February 1997 which resulted in $3.0 million in proceeds.

      WORKING CAPITAL AND LONG CASH CYCLE. Customer billings for long-distance services are generated from detailed call records which are generally available from the carrier on or about the tenth day of the month following the month of customer usage. Customer invoices usually are generated within ten days thereafter and are due by the 34th day following the month of customer usage. However, the Company historically collects a large portion of receivables after the scheduled due date, resulting in an average cash cycle of approximately 60 days. Since the Company's underlying carriers historically have been paid within 35 days following the month of usage, delays in receipt of customer payments have resulted in significant working capital needs. The Company has currently negotiated extended payment terms with its primary underlying carrier which extend payment terms on newly generated costs in excess of 60 days. In addition, the Company has negotiated terms with its current carriers on past due obligations which allow the Company to satisfy the obligations over the next four to eight months. Failure to comply with the negotiated terms could result in the acceleration of the demand for payment and, in the extreme, could result in the termination of the Company's underlying service. There can be no assurance that the Company can continue to obtain concessions from its carriers. Should the Company be unable to meet the currently agreed to terms or, should the Company be unable to continue to negotiate favorable terms, it would be required to fund the obligations through its operating cash flow, funds available under its borrowing arrangement, third party sources of capital and working capital. If required at this time, such funds would not be available to satisfy the obligations when due and the carrier could terminate the Company's underlying service.

      SALES TAXES. In early 1994, the Company determined that its treatment and disbursement of sales taxes was not being properly administered and engaged an outside tax compliance firm to assist in the resolution of the matter with the various states and other regulatory and taxing authorities At June 30, 1997, the Company has accrued $140,000 for resolution of this matter. The improper treatment of sales taxes arose from the Company's failure to remit the sales tax due to various taxing authorities on the incremental component of revenue in excess of the cost of the underlying service (for which taxes were properly paid). The Company believes that the amount accrued is adequate for the satisfaction of this tax liability, including any interest payable. The Company has an installment agreement with the Internal Revenue Service which allows for the Company to satisfy the amount outstanding in equal payments of $25,000 per month.

      HISTORICAL CAPITAL RESOURCES. To date, the external funds necessary to fund the Company's capital requirements arising from capital expenditures, acquisitions and working capital have been provided primarily from bank credit financing, third party sources of capital and the proceeds from the Company's initial public offering. Maximum borrowings under the Company's line of credit increased from $100,000 in 1992 to $7.5 million in 1997. The Company's credit facility at June 30, 1997 provided for a borrowing base that was dependent upon the amount and aging of accounts receivable. As of June 30, 1997, the borrowing base under the credit facility was estimated to be $4.7 million. Under this facility the interest on the outstanding balance accrued at a rate equal to prime plus 6% (14.5% at June 30, 1997). The line of credit was secured by the Company's accounts receivable. As of June 30, 1997, approximately $189,000 of borrowings were available under the credit facility. The Company replaced the credit facility under which borrowings at June 30, 1997 were outstanding with a new arrangement effective June 18, 1997 and which funded July 7, 1997. The new agreement bases borrowing capacity on a percentage of the Company's outstanding receivables up to a maximum allowable amount of $8,000,000 and allows for the lender to cease funding of new receivables without prior written notice at the lenders option. Interest on the outstanding balance is prime plus 4.5% per annum. Should the lender cease to provide financing in accordance with its option, the Company would be forced to seek immediate replacement of the facility to provide working capital. Current sources of funds from operations and working capital would be insufficient to provide funds adequate to continue funding operations. In the event the Company would be unable to find an immediate replacement of the funds, it would seek an alliance with a strategic partner, or in the event no such strategic alliance were accomplished, the Company would be required to seek protection under United States bankruptcy laws.

      The Company's agreement with AT&T covers the pricing of the services and establishes minimum semi-annual revenue commitments which must be met to receive the contractual price and to avoid shortfall penalties. At June 30, 1997, the Company had not yet reached the completion of the term of the first MSARC; however, the Company was $477,000 below the cumulative pro rata monthly commitment. Should the Company continue at similar revenue levels, it would be in a shortfall at the end of the first MSARC period in October 1997. If the existing contract with AT&T is terminated, either by the Company or by AT&T for non-payment, prior to the expiration of the full term without execution of a new contract, the Company will be liable for the total amount of the unsatisfied MSARC for the period in which the discontinuance occurs and for 100% of the MSARCs for each semi-annual period remaining in the contract tariff term. In addition, should the Company fail to meet the first MSARC, it will be required to refund $398,000 in credits issued to the Company by AT&T. See note 6 of the notes to consolidated financial statements. The contract expires in April 2000. The MSARCs increase over the term of the contract. Historically, the Company has been able to negotiate a settlement of such shortfalls with the carrier which has resulted in no penalty being incurred by the Company. No assurances can be made that the Company will be able to reach similar favorable settlements with the carrier should it continue to fail to meet its commitment. Should the Company be unable to reach a favorable settlement with the carrier, it would be required to fund the resulting penalties through its operating cash flow, funds available under its existing financing arrangement and working capital. If required at this time, such funds would not be available to meet the commitments when due and the carrier could terminate the Company's underlying service.

      During fiscal 1997, the Company had moderate expenditures of $272,000 on capital items. Included in capital expenditures during fiscal 1997 were $141,000 to complete the in-house proprietary billing system and $108,000 on computer related equipment. The Company has no planned capital expenditure budgeted for fiscal year 1998; however, should funds be available, the Company intends to continue to modify and improve NetBase.

      The Company has gross deferred tax assets of $8.9 million for which a valuation allowance of $8.6 million has been established. The deferred tax assets arise from deductible temporary differences of $15.4 million and a net operating loss carryforward of $7.5 million. In assessing the need for and amount of a valuation allowance, the Company considered its inability to generate taxable income in recent periods, the facts and circumstances which led to the significant operating loss incurred in the years ended June 30, 1996 and 1997, and projections of future taxable income. Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", allows for the recognition of deferred tax assets by considering, among other things, the ability of the Company to generate future taxable income. A valuation allowance is required to reduce tax assets to their expected realizability if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Statement 109 explicitly provides that reaching a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. The Company has been in a cumulative loss position at June 30, 1997. The Company does not believe that positive evidence of the ability to generate future taxable income is sufficient to counteract the negative evidence, the cumulative losses, and accordingly has recorded a valuation allowance for the full amount of the deferred tax. The Company generally can be expected to generate taxable income in excess of book income as a result of deductible temporary differences related to the allowance for doubtful accounts and amortization of deferred acquisition costs.

      The Company continues to pursue the final steps of its financial restructuring: an additional financing of between $5.0 million and $11.0 million in debt or equity and the agreement to additional concessions from its carriers for special terms and consideration. In the event the Company is unsuccessful in achieving any one or a combination of these objectives sufficient to meet the Company's liquidity needs, it may seek an alliance with a strategic partner, or in the event no such strategic alliance is accomplished, the Company may be required to seek protection under United States bankruptcy laws.

SEASONALITY

      The Company's long distance revenue is subject to seasonal variations. Because most of the Company's revenue is generated by non-residential customers, the Company traditionally experiences decreases in long-distance usage and revenue in those periods with holidays. In past years the Company's long-distance traffic, which is primarily non-residential, has declined slightly during the quarter ending December 31 due to the November and December holiday periods.

INFLATION

      Inflation has not had a significant impact on the Company's operations to date.

CAUTIONARY STATEMENTS

IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY WHEN EVALUATING THE LIKELIHOOD OF THE COMPANY'S REALIZATION OF EXPECTATIONS WITH RESPECT TO OPERATING RESULTS AND OTHER MATTERS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. SEE " SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS " ON PAGE 2.

NO ASSURANCE OF ADDITIONAL NECESSARY CAPITAL - The Company continues to pursue additional financing of between $5.0 million and $11.0 million in debt or equity. If the Company is unsuccessful in achieving one or a combination of these objectives sufficient to meet the Company's liquidity needs, it will be necessary to seek an alliance with a strategic partner, or in the event no such strategic alliance is accomplished, the Company may be required to seek protection under United States bankruptcy laws.

ATTRITION RATES - In the event that the Company experiences attrition rates in excess of those anticipated either as a result of increased provisioning times by its underlying carrier, the purchase of poorly performing traffic, or the inability to properly manage the existing customer base, additional charges that affect earnings may be incurred.

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

DEPENDENCE ON AT&T AND OTHER FACILITIES-BASED CARRIERS - The Company does not own transmission facilities and currently depends primarily upon AT&T and, to a lesser extent, upon Sprint, through its contract with Furst, to provide the telecommunications services that it resells to its customers and the detailed information upon which it bases its customer billings. The Company's near-term ability to expand its business depends upon whether it can continue to maintain favorable relationships with AT&T and Sprint. Although the Company believes that its relationships with AT&T and Sprint are good and should remain so with continued contract compliance, the loss of the telecommunications services that the Company receives from AT&T or Sprint could have a material adverse effect on the Company's results of operations and financial condition.

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

CARRIER COMMITMENTS - The Company has significant commitments with its primary carrier to resell long-distance services. The Company's contract with its carrier contains clauses that could materially and adversely impact the Company should the Company incur a shortfall in meeting its commitments. Although the Company has from time to time failed to meet its commitment levels under a particular contract and in each case has been able to negotiate a settlement with the carrier which resulted in no penalty being incurred by the Company, there can be no assurances that the Company will be able to reach similar favorable settlements with its carriers in the event that the Company should fail to meet its future commitments. The Company continues to experience such delays whenever it sends large numbers of new customer orders to AT&T for provisioning.

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

RELATIONSHIPS WITH STATE REGULATORY AGENCIES - The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company is presently responding to consumer protection inquiries from eleven states. The Company believes these inquiries will be resolved satisfactorily, although settlement offers may be made or accepted in instances in which it is determined to be cost effective. The Company currently has recorded an accrual of $390,000 for such estimated settlements. No assurances can be made however, that additional states will not begin inquiries or that the current accrual will be sufficient to provide for existing or future settlements. Failure to resolve inquiries satisfactorily or reach a settlement with the regulatory agencies could, in the extreme, result in the inability of the Company to provide long-distance service in the jurisdiction requiring regulatory certification. Any failure to maintain proper certification in jurisdictions in which the Company provides a significant amount of intrastate long-distance service could have a material adverse effect on the Company's business, see "Item 3, Legal Proceedings".

VOLATILITY OF SECURITIES PRICES - Historically, the market price of the Common Stock has been highly volatile. During the last two quarters of fiscal 1996 and all of fiscal 1997, the market price for the Common Stock as reported by The Nasdaq Stock Market has ranged from a high of $10-1/2 per share to a low of $0-9/16 per share. There can be no assurance that the market price of the Common Stock will remain at any level for any period of time or that it will increase or decrease to any level. Changes in the market price of the Common Stock may bear no relation to EqualNet's actual operational or financial results. In addition, if the Company fails to maintain the minimum bid price requirements of teh NASDAQ Stock Market, the common stock would be subject to delisting therefrom.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary financial information required to be filed under this Item are presented on pages XX through XX of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held December 2, 1997, under the captions "Election of Directors" and "Executive Officers and Compensation", and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held December 2, 1997, under the caption "Executive Officers and Compensation", and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held December 2, 1997, under the caption "Security Ownership of Certain Beneficial Owners and Management", and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held December 2, 1997 under the caption "Executive Officers and Compensation", and such information is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS INCLUDED IN THIS REPORT:

    1.   FINANCIAL STATEMENTS                                              PAGE
                                                                           ----
    Report of Independent Auditors.......................................... XX

    Consolidated Balance Sheets as of June 30, 1996 and 1997................ XX

    Consolidated  Statements of  Operations for the years ended
      June 30, 1995, 1996 and 1997 ......................................... XX

    Consolidated Statements of Shareholders' Equity (Deficit) for the years ended June 30, 1995, 1996 and 1997. . . . ........................... XX

    Consolidated Statements of Cash Flows for the years ended June 30,
      1995, 1996 and 1997 .................................................. XX

    Notes to Financial Statements........................................... XX

    2.  FINANCIAL STATEMENT SCHEDULES

        None required.

(b) REPORTS ON FORM 8-K:

    None.

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

EXHIBIT NO.         DESCRIPTION
-----------         -----------

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-88742); filed on February 13, 1995).

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-88742); filed on January 24, 1995).

4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed March 2, 1995).

4.2 The Company's 10% Senior Subordinated Note due December 31, 1998, in the principal amount of $3,000,000 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Registration No. 333-23427), filed March 31, 1997).


10.1 AT&T Billing Service Agreement between EqualNet and AT&T Communications, Inc., as amended by letter agreement dated October 28, 1994, between EqualNet and AT&T Corp. (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed on January 24, 1995).

10.2 **Form of Employment Agreement, by and between EqualNet and the persons listed on the schedule attached thereto (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed on February 13, 1995).

10.3 Lease Agreement dated November 21, 1991, by and between EqualNet and DAP Plaza, Ltd., as amended by Addendum dated January 30, 1992, and Addendum dated June 17, 1992 (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.4 Lease Agreement dated February 18, 1993 by and between EqualNet and DAP Plaza, Ltd. (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.5 Lease Agreement dated June 28, 1994, between EqualNet and Caroline Partners, Ltd., as amended by First Amendment dated August 15, 1994, and Second Amendment dated September 8, 1994 (incorporated by reference to
      Exhibit 10.6 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed on January 24, 1995).

10.6 **EqualNet Holding Corp. Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.8 to Annual Report as Form 10-K for the year ended June 30, 1996, filed October 15, 1996

10.7 EqualNet Corporation 401(k) Plan effective January 1, 1993, as amended by the First Amendment to the Equal Net Communications, Inc. 401(k) Plan, dated effective as of July 1, 1993, and First Amendment to the Adoption Agreement dated effective as of June 2, 1994 (incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.8 Interstate and International Carrier Transport Switch Services Agreement dated effective August 1, 1994, by and between EqualNet and Sprint Communications Company, L.P. ("Sprint"), as amended by the Amendment dated effective August 1, 1994, between EqualNet and Sprint (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1(Registration No. 33-88742) filed January 24, 1995).

10.9 EqualNet Holding Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1996, filed October 15, 1996.

10.10 **Promissory Note by Zane D. Russell in favor of EqualNet (incorporated by reference to Exhibit 10.16 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed on January 24, 1995).

10.11 **Promissory Note by Marc R. Smith in favor of EqualNet (incorporated by reference to Exhibit 10.17 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.12 **Promissory Note by Byron A. Russell in favor of EqualNet (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.13 Loan Agreement dated March 10, 1995, between EqualNet Corporation and EqualNet Holding Corp. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31,
      1995).

10.14 Security Agreement dated March 10, 1995 by EqualNet Corporation in favor of EqualNet Holding Corp. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995).

10.15 Memorandum of Purchase and Sale dated as of June 6, 1995, by and between EqualNet Corporation and Network Plus, Inc. (incorporated by reference to
      Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 6,
      1995).

10.16 Note and Warrant Purchase Agreement, dated February 3, 1997, among the Company, EqualNet Corporation, a Delaware corporation, and The Furst Group, Inc., a New Jersey corporation. (incorporated by reference to
      Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed May 15,
      1997)

10.17 Warrant for Purchase of Common Stock, issued February 11, 1997. (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q, filed May 15, 1997)

10.18 Security Agreement, dated February 11,1997, among the Company, its subsidiaries and The Furst Group, Inc., a New Jersey corporation. (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q, filed May 15, 1997)

10.19 Right in the Event of Change of Control, dated February 11, 1997. (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q, filed May 15, 1997)

10.20 *Financing agreement between Receivables Funding Corporation and EqualNet Holding Corporation, dated June 18, 1997 (certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 246-2 under the Securities Exchange Act of 1934.

10.21 *Carrier Agreement between AT & T and EqualNet Corporation, dated May 13, 1997 (certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 246-2 under the Securities Exchange Act of 1934.

21.1 *List of Subsidiaries of EqualNet.

23.1 *Consent of Ernst & Young LLP.

INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE
                                                                           ----
   Report of Independent Auditors ......................................... XX
   Consolidated Balance Sheets as of June 30, 1996 and 1997 ............... XX
   Consolidated Statements of Operations for the years ended
     June 30, 1995, 1996 and 1997 ......................................... XX
   Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended June 30, 1995, 1996 and 1997 ..................... XX
   Consolidated Statements of Cash Flows for the years ended
     June 30, 1995, 1996 and 1997 ......................................... XX
   Notes to Financial Statements .......................................... XX

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
EqualNet Holding Corp.

We have audited the accompanying consolidated balance sheets of EqualNet Holding Corp. and subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EqualNet Holding Corp. and subsidiaries at June 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming EqualNet Holding Corp. and subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1, in fiscal 1997 the Company changed its method of accounting for long-lived assets.


                                          ERNST & YOUNG LLP

Houston, Texas
September 23, 1997

                             EQUALNET HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,       JUNE 30,
                                                       1996            1997
                                                   ------------    ------------
ASSETS
Current assets
  Cash and equivalents .........................   $    381,849    $    828,478
  Accounts receivable, net of allowance for
    doubtful accounts of $3,284,886 at
    June 30,1996 and $1,450,954 at June 30,
    1997 .......................................     14,372,858       9,048,961
  Receivable from officers .....................         28,367          28,367
  Due from agents, net of allowances of
    $1,000,000 at June 30, 1996 and $0 at
    June 30, 1997 ..............................      1,640,808       2,907,922
  Prepaid expenses and other ...................        582,052         285,516
  Recoverable federal income taxes .............      1,302,595            --
  Deferred tax asset ...........................        696,868            --
                                                   ------------    ------------
Total current assets ...........................     19,005,397      13,099,244

Property and equipment
  Computer equipment ...........................      3,172,950       3,435,121
  Office furniture and fixtures ................      1,204,880       1,209,032
  Leasehold improvements .......................      1,174,510       1,174,777
                                                   ------------    ------------
                                                      5,552,340       5,818,930
  Accumulated depreciation and amortization ....     (1,864,068)     (3,028,768)
                                                   ------------    ------------
                                                      3,688,272       2,790,162
Customer acquisition costs, net of
  accumulated amortization of $5,379,338 at
  June 30, 1996 and $13,050,667 at June 30,
  1997 .........................................      9,019,774       1,262,939
Deferred tax asset .............................      1,531,209            --
Other assets ...................................      1,273,240       1,027,507
Goodwill, net of accumulated amortization of
  $46,020 ......................................           --           982,308
                                                   ------------    ------------
Total assets ...................................   $ 34,517,892    $ 19,162,160
                                                   ============    ============

                            See accompanying notes.

                             EQUALNET HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,        JUNE 30,
                                                       1996            1997
                                                   ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable .............................   $  2,057,092    $  1,858,065
  Accrued expenses .............................        879,484       1,398,319
  Accrued sales taxes ..........................        912,123         591,182
  Brokerage commissions payable ................        177,891         151,755
  Payable to providers of long distance
    services ...................................      7,116,916       7,977,531
    Current maturities of capital lease
obligations ....................................         90,000          51,000
  Notes payable to long distance provider ......           --         1,183,059
  Revolving line of credit .....................     10,654,245       4,555,442
                                                   ------------    ------------
Total current liabilities ......................     21,887,751      17,766,353

Subordinated note payable ......................           --         2,864,058
Long term obligations under capital leases .....         45,000            --
Commitments and contingencies
Deferred rent ..................................        201,143         220,288
Shareholders' equity (deficit)
  Preferred stock (non-voting), $.01 par
    value Authorized shares - 1,000,000 at
    June 30, 1996 and 1997 Issued and
    outstanding shares - 0 at June 30,
    1996 and 1997 ..............................           --              --
  Common stock, $.01 par value
    Authorized shares - 20,000,000 at
    June 30, 1996 and 1997 Issued and
    outstanding shares - 6,023,750 at
    June 30, 1996, and 6,173,750
    at June 30, 1997 ...........................         60,237          61,738
  Treasury stock at cost: 21,750 shares at
    June 30, 1996 and June 30, 1997 ............       (104,881)       (104,881)
  Additional paid in capital ...................     19,942,428      20,364,333
  Stock warrants ...............................           --           368,000
  Deferred compensation ........................       (335,836)       (245,829)
  Retained deficit .............................     (7,177,950)    (22,131,900)
                                                   ------------    ------------
Total shareholders' equity (deficit) ...........     12,383,998      (1,688,539)
                                                   ------------    ------------
Total liabilities and shareholders' equity
(deficit) ......................................   $ 34,595,832    $ 19,162,160
                                                   ============    ============

                            See accompanying notes.

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEAR ENDED JUNE 30,
                                   --------------------------------------------
                                       1995            1996            1997
                                   ------------    ------------    ------------

Sales ..........................   $ 67,911,405    $ 78,354,858    $ 46,588,496
Cost of Sales ..................     54,655,313      61,807,113      34,481,128
                                   ------------    ------------    ------------
                                     13,256,092      16,547,745      12,107,368
Selling, general and
  administrative expenses ......      8,936,102       3,719,573       2,453,814
Depreciation and amortization ..      1,355,832       5,933,890       5,999,898
Write down of assets ...........           --         6,882,661       4,400,000
                                   ------------    ------------    ------------
Operating income (loss) ........      2,964,158      (9,988,379)    (10,746,344)

Other income (expense)
Interest income ................        498,280          55,546           3,685
Interest expense ...............       (526,733)       (679,745)     (1,022,284)
Other expense ..................        (64,403)       (464,688)       (870,290)
                                   ------------    ------------    ------------
                                        (92,856)     (1,088,887)     (1,888,889)

Income (loss) before federal
income taxes ...................      2,871,302     (11,077,266)    (12,635,233)

Provision (benefit) for federal
income taxes ...................        507,057      (2,659,853)      2,345,311
                                   ------------    ------------    ------------

Net income (loss) ..............   $  2,364,245    $ (8,417,413)   $(14,980,544)
                                   ============    ============    ============

Net loss per share .............                   $      (1.40)   $      (2.46)
                                                   ============    ============

Unaudited pro forma information

Pro forma adjustment for taxes .       (612,751)

Pro forma net income ...........   $  1,751,494
                                   ============

Pro forma net income per share .   $       0.38
                                   ============

Weighted average number of
shares .........................      4,618,043       6,017,332       6,096,932
                                   ============    ============    ============

                            See accompanying notes.

                             EQUALNET HOLDING CORP.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                           EQUALNET           EQUALNET          EQUALNET          ADDITIONAL
                                                         CORPORATION       HOLDING CORP.      HOLDING CORP.         PAID-IN
                                                         COMMON STOCK       COMMON STOCK     TREASURY STOCK         CAPITAL
                                                       -----------------  -----------------  ----------------   ----------------
Balance, June 30, 1994                                  $       2,000     $            -     $            -      $      34,907
    Shareholder distributions
    Net Income ($0.61 per share)

    Exchange of stock (2,000 shares of EqualNet
       Corporation common stock for 4,000,000 shares
       of EqualNet Holding Corp. common stock)                 (2,000)            40,000                               (34,907)
    Issuance of stock (1,810,000 shares)                                          18,100                            17,831,690
    Issuance of stock (150,111 shares)                                             1,501                             1,534,145
    Grant rights to 63,638 shares of stock to key
       employees                                                                     636                               699,364
    Amortization of deferred compensation
                                                       -----------------  -----------------  ----------------   ----------------
Balance, June 30, 1995                                              -             60,237                  -         20,065,199
    Forfeiture of 18,182 shares of stock granted to
       key employees                                                                                (77,229)          (122,771)
    Forfeiture of 3,658 shares of stock granted to key
       employees for tax withholdings payable                                                       (27,652)
    Net Loss ($1.40 per share)
    Amortization of deferred compensation
                                                       -----------------  -----------------  ----------------   ----------------
Balance, June 30, 1996                                              -             60,237           (104,881)        19,942,428
    Net Loss ($1.40 per share)
    Common stock and warrants issued in acquisition                                1,501                               448,499
    Stock warrants issued with debt
    Amortization of deferred compensation
                                                       -----------------  -----------------  ----------------   ----------------
Balance, June 30, 1997                                 $              -     $     61,738        $  (104,881)       $20,364,333
                                                       =================  =================  ================   ================

                                                         DEFERRED                              RETAINED
                                                       COMPENSATION         WARRANTS           EARNINGS            TOTAL
                                                      ----------------   ----------------  -----------------  -----------------
Balance, June 30, 1994                                $            -     $            -      $  1,313,791        $ 1,350,698
    Shareholder distributions                                                                  (2,435,480)        (2,435,480)
    Net Income ($0.61 per share)                                                                2,364,245          2,364,245

    Exchange of stock (2,000 shares of EqualNet
       Corporation common stock for 4,000,000 shares
       of EqualNet Holding Corp. common stock)                                                     (3,093)                 -
    Issuance of stock (1,810,000 shares)                                                                          17,849,790
    Issuance of stock (150,111 shares)                                                                             1,535,646
    Grant rights to 63,638 shares of stock to key
       employees                                            (700,000)                                                      -
    Amortization of deferred compensation                     40,825                                                  40,825
                                                      ----------------   ----------------  -----------------  -----------------
Balance, June 30, 1995                                      (659,175)                 -         1,239,463         20,705,724
    Forfeiture of 18,182 shares of stock granted to
       key employees                                         200,000                                                       -
    Forfeiture of 3,658 shares of stock granted to key
       employees for tax withholdings payable                                                                        (27,652)
    Net Loss ($1.40 per share)                                                                 (8,417,413)        (8,417,413)
    Amortization of deferred compensation                    123,339                                                 123,339
                                                      ----------------   ----------------  -----------------  -----------------
Balance, June 30, 1996                                      (335,836)                 -        (7,177,950)        12,383,998
    Net Loss ($1.40 per share)                                                                (14,980,544)       (14,980,544)
    Common stock and warrants issued in acquisition                             199,000                              649,000
    Stock warrants issued with debt                                             169,000                              169,000
    Amortization of deferred compensation                     90,007                                                  90,007
                                                      ----------------   ----------------  -----------------  -----------------
Balance, June 30, 1997                                   $  (245,829)       $   368,000      $(22,131,900)      $ (1,688,539)
                                                      ================   ================  =================  =================

                            See accompanying notes.

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED JUNE 30,
                                      -----------------------------------------
                                          1995          1996          1997
                                      ------------- ------------- -------------
OPERATING ACTIVITIES
Net income (loss)                      $2,364,245   $(8,417,413)  $(14,980,544)
Adjustments to reconcile net income
(loss) to cash provided by (used in)
operating activities:
  Depreciation and amortization        1,355,832     5,933,890     5,999,898
  Provision for bad debt               1,033,160     3,820,701     1,450,954
  Provision for due from agents                -     1,000,000             -
  Provision (benefit) for deferred
    income taxes                         (43,986)   (3,486,686)    2,228,077
  Loss on sale of assets                       -         1,508           341
  Imputed interest on note payable             -             -        33,058
  Compensation expense recognized
    for common stock issue                40,825       123,339        90,007
  Credit from carrier                          -             -    (1,200,000)
  Write down of long term assets               -     6,882,661     4,400,000
  Change in operating assets and
    liabilities:
    Accounts receivable               (15,067,615)   2,839,996     3,596,968
    Due from agents                            -    (3,104,424)   (1,765,853)
    Prepaid expenses and other           (14,667)     (372,241)    1,467,672
    Other assets                        (268,160)            -      (479,207)
    Accounts payable and accrued
    liabilities                        9,859,253    (4,989,828)    2,856,222
                                      ------------- ------------- -------------
Net cash provided by (used in)
operating activities                    (741,113)      309,443     3,973,568

INVESTING ACTIVITIES
Acquisition of accounts receivable             -      (771,894)            -
Purchase of property and equipment    (3,291,321)   (4,404,531)     (272,010)
Proceeds from certificates of deposit    300,000             -             -
Proceeds from notes receivable           209,245             -             -
Proceeds from sale of equipment                -         1,010         4,331
Commission rate buydown                        -      (710,347)            -
Purchase of customer accounts         (10,493,960)  (8,468,472)      (76,457)
                                      ------------- ------------- -------------
Net cash used in investing activities (13,276,036)  (14,354,234)    (344,136)

FINANCING ACTIVITIES
Proceeds from subordinated note
payable                                        -             -     3,000,000
Repayments on long term debt             (84,379)            -             -
Proceeds from revolving line
  of credit                           57,875,733    88,316,775    45,610,000
Repayments on revolving line
  of credit                          (57,329,188)  (78,715,170)  (51,708,803)
Proceeds from sale leaseback
transaction                                    -     1,434,144             -
Repayments on capital lease
obligations                              (63,000)     (108,000)      (84,000)
Proceeds from issuance of stock       19,385,436             -             -
Shareholder distributions             (2,435,481)            -             -
Acquisition of treasury stock                  -       (27,652)            -
                                      ------------- ------------- -------------
Net cash provided by (used in)
financing activities                  17,349,121    10,900,097    (3,182,803)
                                      ------------- ------------- -------------
Net increase (decrease) in
  cash and equivalents                 3,331,972    (3,144,694)      446,629
Cash and equivalents,
  beginning of year                      194,571     3,526,543       381,849
                                      ============= ============= =============
Cash and equivalents, end of year     $3,526,543     $ 381,849     $ 828,478
                                      ============= ============= =============

                             See accompanying notes.

                             EQUALNET HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

   EqualNet Communications, Inc. was incorporated in Texas on July 18, 1990. On November 28, 1994, the company changed its name from EqualNet Communications, Inc. to EqualNet Corporation. Prior to its initial public offering of common stock, the company formed EqualNet Holding Corp. (the Company) as a newly organized holding company. Subsequent to the reorganization, EqualNet Corporation became a wholly owned subsidiary of the Company. (See also Note 12.)

   The Company is a national long-distance telephone company contracting primarily with AT&T Corp. ("AT&T") and Sprint Communications Company, L.P. ("Sprint"), through its contract with The Furst Group, a privately held reseller of long-distance and other telecommunications services, (collectively the "Carriers") to provide switching and long-haul transmissions of its traffic. The Carriers bill the Company at contractual rates for the combined usage of the Company's nationwide base of customers utilizing their network. The Company bills its customers individually at rates established by the Company utilizing the Company's own billing system.

   A significant amount of the Company's business is acquired through independent marketing agents. Substantially all of the agreements with these independent marketing agents provide for the Company to charge a percentage, as specified by the agreement, of overdue receivables (typically defined as accounts delinquent in the payment of charges for more than 120 days after the invoice date) on accounts placed by the independent marketing agents against commissions otherwise payable to these independent marketing agents. In the event the Company later collects on any account which was previously declared a bad debt, the Company credits back to the independent marketing agent the amount of commission previously deducted. Bad debt expenses charged against the agent commissions due were $1,729,419, $2,536,883 and $30,156 in 1995, 1996, and 1997,
respectively. Customers placed by one independent marketing agent accounted for approximately 40%, 28% and 23% of sales in 1995, 1996 and 1997, respectively.

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of EqualNet Holding Corp. and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company's investments in associated companies owned 20% or more (but not in excess of 50%) are accounted for using the equity method.

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

CUSTOMER ACQUISITION COSTS

   Customer acquisition costs represent the direct costs of an acquired billing base of customer accounts and orders bought on an individual basis from certain agents or telemarketers. These costs are amortized by applying the Company's attrition rate associated with the acquired customers each month against the unamortized balance of the previous month (declining balance method) over a five-year period, switching to the straight-line method when the straight-line method results in greater amortization. The Company's monthly attrition rate used to amortize deferred acquisition costs was 3.0% for fiscal year 1995. During fiscal year 1996, the attrition rate used to amortize customer acquisition costs was 3% through March 31, 1996 and 5% thereafter. The attrition rate used during fiscal year 1997 was 9%. The attrition rates used by the Company in amortizing customer acquisition costs is an estimate of the attrition rate of the acquired customer bases, and actual attrition may differ from the estimates used. The Company evaluates the attrition rate of the acquired customer base each quarter and then adjusts the attrition rate as necessary. The Company periodically evaluates the unamortized balance of customer acquisition costs to determine whether there has been any impairment by comparing the undiscounted future cash flows of the acquired customer base to the net book value of the associated customer base. If it appears that an impairment has been incurred, management will write the unamortized balance down to its fair value.

   During the years ended June 30, 1996 and 1997, the Company wrote off $4.6 million and $4.4 million of customer acquisition costs as a result of higher than expected attrition associated with those accounts.

 PREPAID COMMISSIONS

   During the year ended June 30, 1996, the Company modified the agreement with one of its principal agents to reduce the commission rate the Company pays to the agent on existing customers in exchange for $1.2 million from the Company. The Company paid $710,000 in cash, with the remainder from the transaction being utilized to offset advances due from the agent to the Company. The prepaid commissions are amortized by applying the Company's attrition rate associated with the underlying customers each month against the unamortized balance of the previous month (declining balance method) over a three-year period, switching to the straight-line method when the straight-line method results in greater amortization.

CASH AND CASH EQUIVALENTS

   Highly liquid investments with a maturity of three months or less are considered cash equivalents.

GOODWILL

   Goodwill represents the excess cost over the net assets of an acquired business and is being amortized on a straight line basis over ten years.

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

CONCENTRATION OF CREDIT RISK

   Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company continuously evaluates the credit worthiness of its customers' financial conditions and generally does not require collateral. The Company's allowance for doubtful accounts is based on current market conditions and management's expectations. Write-offs of accounts receivable, net of recoveries, were $79,431, $2.46 million and $3.61 million for the years 1995, 1996, and 1997, respectively.

EARNINGS PER SHARE

   Earnings per share is computed by dividing net income for the period by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period.

PRO FORMA EARNINGS PER SHARE

   Pro forma earnings per share is based on pro forma earnings after giving effect to a pro forma tax adjustment (See Note 3) applicable to common shares and the average number of shares of common stock equivalents (stock grants) outstanding.

TREASURY STOCK

   Treasury stock is accounted for using the cost method. During 1996 two employees terminated their employment with the Company which resulted in the forfeiture of 18,182 shares which had been granted to them contingent upon future service (See Note 13). As a result, $77,229 in deferred compensation is recorded as the cost of these treasury shares. The cost of the treasury shares was determined by the closing price per share of common stock on the date of forfeiture which ranged from $3.84 to $5.88 per share. In addition, upon the vesting of stock grants by certain employees, the employees elected to reduce the number of shares received to satisfy federal income tax withholding liabilities to be paid by the Company on the employee's behalf. The Company received 3,568 treasury shares required to satisfy the liability based on the market value of the exchanged shares on the date of the exchange, resulting in a total increase in treasury stock of $27,652.

ACCOUNTING FOR EMPLOYEE STOCK BASED COMPENSATION

   The Company accounts for employee stock based compensation in accordance with APB Opinion 25 and expects to continue doing so.

NEW ACCOUNTING PRONOUNCEMENT

   The FASB issued Statement No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The Company will apply the new rules prospectively to transactions beginning in the first quarter of fiscal 1998. Based on the current circumstances, the Company believes the application of the new rules will not have a material impact on the financial statements.

RECLASSIFICATION

   Certain balances from the year ending June 30, 1996 have been reclassified to be consistent with June 30, 1997 classifications.

   2. LIQUIDITY AND WORKING CAPITAL DEFICIT

   For the years ended June 30, 1996 and 1997 the Company reported pre-tax losses of $11.1 million and $12.6 million, respectively. Declining revenues beginning in the second quarter of fiscal year 1996 were attributable to a number of internal and external factors. With the rapid growth of the Company, provisioning time -- the time it takes the Company's primary underlying long-distance carrier to activate new customers -- rose sharply, from approximately 20 days to approximately 45 days. In addition, NetBase, the Company's customer management system, was not equipped to handle the rapid growth, leading to delays in providing the Company's customers with accurate bills on a timely basis. This problem was compounded when the Company converted to the NetBase Plus operating system ("NetBase Plus"), a new customer management information system. After implementation, NetBase Plus was determined to have inherent design flaws which resulted in further billing and provisioning problems and the entire system was subsequently abandoned. These conditions caused customer attrition rates to increase and, although the number of new customers placed on the Company's service was increasing, actual revenues were declining due to the higher than expected loss of existing customers. The problems with the customer management systems also lead to difficulties in assimilating and managing a substantial acquired customer base. The inability of the Company to successfully transfer the acquired base into NetBase resulted in difficulties in billing and servicing the customer accounts and a greater than expected migration of the base to other long-distance providers. The higher than expected attrition on the acquired customer base and other purchased customers resulted in the impairment of the carrying value of the customer bases and the Company recorded a $4.6 million and $4.4 million charge to earnings to reduce the unamortized balance to its fair value during fiscal year 1996 and fiscal year 1997, respectively. During fiscal year 1996, the Company also wrote off approximately $2.2 million in capitalized software development costs associated with the NetBase Plus system. The difficulties in billing and provisioning accounts along with the shift by the Company to more purchased orders on which the Company had full exposure to uncollectible accounts as compared to commissioned orders whereby the agents shared in a substantial portion of the risk on uncollectible accounts resulted in a substantial increase in bad debt expense. The Company's collection efforts were also hindered by the failure of NetBase Plus to produce some of the necessary information to allow for the most effective method of collection. The Company therefore recorded an additional charge to uncollectible receivables of $2.6 million in the third quarter of fiscal year 1996. Selling, general and administrative costs also increased substantially in 1996 as compared to 1995. The historical rapid growth and management's expectations resulted in a structure designed for continued growth with an increase in staffing, equipment and office space. The unanticipated decline in revenues obscured by the lack of accurate and timely management information due to the problems with NetBase Plus resulted in an inefficient cost structure. In addition, substantial professional fees were incurred as the Company aggressively pursued acquisition targets in early fiscal 1996, and other professional fees incureased due to cost associated with being a public company, and costs associated with the negotiation of amendments to the line of credit and the raising of additional capital.

      By December 31, 1995, the remaining funds from the initial public offering had been expended, and, due to the operating losses sustained in the second half of fiscal 1996 and all of fiscal 1997 and the declining revenue base, the Company reached its maximum borrowing capacity under its revolving line of credit facility. Additional sources of liquidity during this time period have been an extension of payment terms from the Company's major suppliers, although there can be no assurance that any such extensions will be granted in the future. The Company also funded its operations during the year ended June 30, 1997 through advances under its revolving credit facility, a $3.0 million infusion of capital from The Furst Group, Inc. ("Furst"), a privately held reseller of long-distance and other telecommunications services, and through operating cash flows. The Company's borrowing capacity under its credit facility continued to decline as a result of operating losses, a decline in the revenue base and the exclusion of certain receivables from the criteria of eligible receivables. At current levels of operations and with a declining borrowing base, the Company must seek additional capital and continued concessions from its vendors and must continue to reduce expenses to bring them in line with current levels of revenues.

      At June 30, 1997 the Company was in default on certain loan covenants of its credit agreement. The Company replaced the credit facility under which borrowings at June 30, 1997 were outstanding with a new arrangement effective July 7, 1997. The new agreement (see Note 4) bases borrowing capacity on a percentage of the Company's outstanding receivables. The borrowings under the new line were sufficient to retire the previous credit agreement and provide some working capital; however, the amount available under the new agreement does not generate sufficient capital to satisfy the Company's current liquidity needs.

3.    PRO FORMA INFORMATION (UNAUDITED)

   As described in Note 5, the Company in 1992 elected to be treated as an S corporation for federal income tax purposes. Prior to its initial public offering, as discussed in Note 12, the Company terminated its status as an S corporation. The pro forma tax provision has been calculated as if the Company's taxable results were taxable as a C corporation under the Internal Revenue Code for the period ended March 7, 1995, calculated in conformity with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (FAS
109) at an effective tax rate of 39%. Under the provisions of FAS 109, deferred tax assets or liabilities are recorded for the estimated future tax effects attributable to temporary differences between the bases of assets and liabilities recorded for financial and tax reporting purposes. Assuming the change in its tax status occurred July 1, 1992, the Company would have recorded additional income tax expense of $612,751 in 1995.

4.    DEBT

   At June 30, 1997, the Company had a $7,500,000 revolving line of credit with a bank which expired July 1, 1997. Interest on the outstanding balance was prime plus 6% (14.5% at June 30, 1997). The maximum borrowings under the revolving line of credit were subject to borrowing base limitations as defined in the agreement. There was $189,365 available to be borrowed against the line of credit at June 30, 1997. The line of credit was secured by the accounts receivable of the Company. The revolving line of credit required the Company to meet certain restrictive covenants including tangible net worth and debt to equity requirements. The Company was not in compliance with the covenants at June 30, 1997. Additionally, the agreement limited the Company's ability to make dividend payments.

   The Company replaced the revolving line of credit under which borrowings at June 30, 1997 were outstanding with a new arrangement effective June 18, 1997 and which funded July 7, 1997. The new agreement is essentially a receivable facturing arrangement which bases borrowing capacity on a percentage of the Company's outstanding receivables up to a maximum allowable amount of $8,000,000 and allows for the lender to cease funding of new receivables without prior written notice at the lenders option. Interest on the outstanding balance is prime plus 4.5% per annum.

   Effective February 3, 1997, the Company executed an agreement with Furst, pursuant to which Furst loaned the Company $3 million at an annual interest rate of 10%, maturing December 31, 1998. In addition, the Company has issued stock purchase warrants to Furst, exercisable for an aggregate of 1,500,000 shares of Common Stock at a purchase price of $2.00 per share, subject to adjustment in certain events (including (i) changes in the capitalization of the Company, (ii) the cessation of Zane Russell and Michael L. Hlinak to serve as Executive Officers of the Company and (iii) the failure of the Company to satisfy the quantitative continued listing requirements of the Nasdaq National Market or suspension or delisting of the Company from trading on that market). The warrants expire on December 31, 1999. In connection with this transaction, the Company began purchasing telecommunications services, effective November 1, 1996, under Furst's contract with Sprint Communications Company, L.P. at costs less than what the Company had been paying.

   At June 30, 1996, the Company had a $12,500,000 revolving line of credit with a bank which would have expired December 1, 1997. Interest on the outstanding balance was prime plus 3% (11.25% at June 30, 1996). The maximum borrowings under the revolving line of credit were subject to borrowing base limitations as defined in the agreement. The line of credit was secured by the accounts receivable of the Company. The revolving line of credit required the Company to meet certain restrictive covenants including tangible net worth and debt to equity requirements.

   Interest paid by the Company during the years ended June 30, 1995, 1996 and 1997, totaled $526,723, $573,721, and $946,665, respectively.

5.    FEDERAL INCOME TAXES


From inception to June 30, 1992, the Company was organized as a C corporation for federal income tax purposes. Effective July 1, 1992, the Company elected S corporation status and operated as such through March 7, 1995. Accordingly, all federal income tax liabilities related to income generated by the Company during that time were borne by the individual shareholders, and no provision for federal income taxes was recorded by the Company. As a result of the S corporation election, the deferred federal income tax account as of June 30, 1992, was reclassified to additional paid-in capital during fiscal year 1993. Prior to its initial public offering, as discussed in Note 10, the Company terminated its S corporation status. A separate presentation in the accompanying consolidated statements of income shows a provision for income taxes and net income for the period ending March 7, 1995 as if all of the Company's operations had been subject to income taxes for the entire period, and assuming an effective tax rate of 39%.

       The following disclosures relate to balances and activity for the fiscal years ending June 30, 1996 and 1997.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                       June 30,       June 30,
                                                        1996           1997
                                                     -----------    -----------
Deferred tax liabilities:
     Cash to accrual differences .................   $  (392,500)   $  (196,250)
     Other, net ..................................       (45,172)       (62,256)
                                                     -----------    -----------
Total deferred tax liabilities ...................      (437,672)      (258,506)
Deferred tax assets:
     Amortization of deferred acquisition costs ..     2,425,065      4,769,258
     Bad debt allowance ..........................     1,274,536        562,970
     Accrued liabilities .........................       172,134        390,534
     Net operating loss carryforward .............       236,803      2,922,038
     Other .......................................       104,910        258,641
                                                     -----------    -----------
Total deferred tax assets ........................     4,213,448      8,903,441
Valuation allowance ..............................    (1,547,699)    (8,644,935)
                                                     -----------    -----------
Net deferred tax assets ..........................   $ 2,228,077    $         0
                                                     ===========    ===========
The Company recorded a valuation allowance amounting to the entire net deferred tax asset balance at June 30, 1997 due to recent operating losses which give rise to uncertainty as to whether the deferred tax asset is realizable.

The Company has a net operating loss carryforward of $7.5 million which is available to offset future taxable income through the year 2012. Any future capital contribution which results in a change in control may restrict the Company's ability to utilize the net operating loss carry forwards.

The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended June 30, 1996 and 1997 are as follows:

                                                        1996           1997
                                                    -----------     -----------
Income tax benefit computed at the federal
  statutory rate ...............................    $(3,766,270)    $(4,295,979)
State income tax benefit .......................       (443,841)       (518,532)
Valuation allowance ............................      1,547,699       7,097,236
Other ..........................................          2,559          62,586
                                                    -----------     -----------
Provision (benefit) for federal income taxes ...    $(2,659,853)    $ 2,345,311
                                                    ===========     ===========

   The provision (benefit) for income taxes for the years ended June 30, 1996 and 1997 consisted of the following:

                                                          1996           1997
                                                      -----------     ----------
Current:
   Federal .......................................    $  (476,612)    $   29,275
   State .........................................            850         87,959
                                                      -----------     ----------
                                                         (475,762)       117,234
Deferred:
   Federal .......................................     (1,914,217)     1,952,439
   State .........................................       (269,874)       275,638
                                                      -----------     ----------
                                                       (2,184,091)     2,228,077
                                                      -----------     ----------
Provision (benefit) for federal income taxes .....    $(2,659,853)    $2,345,311
                                                      ===========     ==========

   Taxes paid during the fiscal years ended June 30, 1995, 1996 and 1997 totaled $22,595, $1,355,296 and $87,959, respectively.

6.    COMMITMENTS AND CONTINGENCIES

COMMITMENTS WITH PROVIDERS

   At June 30, 1997 the Company had an agreement with AT&T which expires in April 2000. At expiration or any time prior, the Company can negotiate with AT&T for the renewal of all material aspects of the present agreement with AT&T. In the event that this is not possible, the Company may be able to negotiate equally beneficial terms with other major telecommunications companies. Should neither of these alternatives be possible, there could be materially adverse implications for the Company's financial position and operations. Management's experience has been to renegotiate the multi-year agreement every six months, and management believes the Company will be able to continue to renegotiate the agreement.

   The agreement covers the pricing of the services and establishes minimum semi-annual revenue commitments ("MSARCs") which must be met to receive the contractual price and to avoid shortfall penalties. The commitment with AT&T is segregated into components differentiated by the type of traffic. At June 30, 1997, the Company had not yet reached the completion of the term of the first MSARC; however, the Company was $476,540 below the cumulative pro rata monthly commitment. Should the Company continue at similar revenue levels, it would be in a shortfall at the end of the first MSARC period in October 1997. Historically, the Company has been able to negotiate a settlement with the carrier which has resulted in no penalty being incurred by the Company and no amount has been accrued in the financial statements. No assurances can be made that the Company will be able to reach similar favorable settlements with the carrier should it continue to fail to meet its commitment.

    Total future minimum usage commitments to AT&T at June 30, 1997 are as follows:

    YEAR ENDING JUNE 30,
    --------------------
            1998                           $18,666,666
            1999                            20,000,000
            2000                            16,666,667
                                        --------------
                                           $55,333,333

   If the contract with AT&T is terminated prior to the expiration of the full term, either by the Company or by AT&T for non-payment, the Company will be liable for the total amount of the unsatisfied MSARC for the period in which the discontinuance occurs and for 100% of the MSARCs for each semi-annual period remaining in the contract tariff term. In addition, if the Company does not meet the first MSARC, it will be required to refund $398,375 in credits issued the Company by AT&T.

REGULATORY APPROVAL

   The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company is presently responding to consumer protection inquiries from eleven states. The inquiries do not state specific damage amounts and the potential liability, if any, is not determinable. Management believes these inquiries will be resolved satisfactorily, although settlement offers may be made or accepted in instances in which it is determined to be cost effective. As of June 30, 1997, the Company had recorded an accrual of $390,000 for such estimated settlements. No assurances can be made however, that the inquiries can be settled for amounts within the current amount accrued or that additional states will not begin inquiries or that the current accrual will be sufficient to provide for existing or future settlements. Failure to resolve inquiries satisfactorily or reach a settlement with the regulatory agencies could, in the extreme, result in the inability of the Company to provide long distance service in the jurisdiction requiring regulatory certification. Any failure to maintain proper certification could have a material adverse effect on the Company's business.

CAPITAL LEASES

   During 1995, the Company entered into long-term lease agreements for the purchase of equipment and furniture. The leases were capitalized and the related obligations were recorded in the accompanying financial statements based on the present value of future minimum lease payments. The gross balance of assets included in property and equipment at June 30, 1996 and 1997 is $306,000. Accumulated depreciation associated with these assets at June 30, 1996 and 1997 was $172,000, and $255,000 respectively. Depreciation on these assets is included in depreciation and amortization expense. Future minimum lease payments related to capital lease obligations are as follows:

Year ended June 30, 1998 ....................................      53,678
                                                                 --------
Total minimum lease payments ................................      53,678
Less amounts representing interest (9.4% to 17.0% rate) .....      (2,678)
                                                                 --------
Present value of future minimum lease payments ..............      51,000
Less current maturities of capital lease
  obligations ...............................................      51,000
                                                                 --------
Long-term obligations under capital leases ..................    $      0
                                                                 ========

OPERATING LEASES

   The Company leases certain equipment and office space under operating leases that expire over the next nine years. Rental expense under operating leases was $695,166, $1,715,636, and $2,137,857 in 1995, 1996 and 1997, respectively.
Future minimum lease payments under noncancelable operating leases are as follows:

               YEAR  ENDED JUNE 30,
               --------------------
                      1998                  1,960,554
                      1999                  1,297,899
                      2000                    692,932
                      2001                    662,550
                      2002                    662,550
                   Thereafter               1,719,004
                                           ----------
                                           $6,995,489
                                           ==========

   The Company has entered into several agreements for the sale and leaseback of certain computer equipment and office furniture. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases are classified as operating leases in accordance with the FASB Statement No. 13 - "Accounting for Leases". The leases have thirty-six month terms and the future minimum lease payments are included in the table above. Lease payments on these transactions average $477,000 annually.

7.     WRITE DOWN OF ASSETS

      The Company wrote down assets during the year ended June 30, 1996 and 1997, totaling $6.9 million and $4.8 million, respectively. Included in the write downs were $4.6 million and $4.4 million non-cash charges in fiscal 1996 and 1997, respectively, to reduce the carrying value of acquired customer bases (customer acquisition costs) to the present value of the expected future cash flows associated with the underlying customer accounts and a $2.2 million non-cash charge in fiscal 1996 to eliminate capitalized software development costs associated with the NetBase Plus system. The write down of deferred acquisition costs was necessitated by continued greater than expected turnover of acquired customer bases which resulted from difficulties in billing and servicing the Company's customer accounts.

   In 1995 the Company began development of a new customer management information system, the NetBase Plus operating system ("NetBase Plus"). In the second quarter of fiscal year 1996, the Company implemented NetBase Plus. After implementation, NetBase Plus was determined to have inherent design flaws which resulted in inefficient operation and the entire system was subsequently abandoned. The Company reverted from NetBase Plus to an improved form of NetBase, the Company's original customer management information system, in April 1996. As a result, the Company wrote off approximately $2.2 million in capitalized software development costs associated with the NetBase Plus system in fiscal year 1996.

8. INTANGIBLE ASSETS

   On November 12, 1996, the Company purchased certain assets of Creative Communications International, Inc., a Texas-based debit card company, for 150,000 shares of EqualNet Holding Corp. common stock, $.01 par value per share ("Common Stock"), a warrant to purchase 100,000 shares of Common Stock, and the assumption of certain liabilities totaling $379,328. Total purchase consideration was $1 million. The warrant issued in this transaction was outstanding at March 31, 1997 and allows the holder to purchase an aggregate of 100,000 shares of Common Stock at a price of $7.50 per share. The warrant expires on November 1, 2001. Substantially all of the purchase price was recorded as goodwill and is being amortized over ten years using the straight line method of amortization. The acquisition was accounted for as a purchase and the operations of Creative Communications, Inc. is included in the operations of the Company from the date of acquisition. The pro forma effect of the acquisition on the prior and current year is not material.

9.    EMPLOYMENT AGREEMENT

   The Company has employment agreements with its president and chief operating officer. The agreements include certain conditions of employment including a covenant not to compete should they terminate employment with the Company.

10.     SAVINGS PLAN

   The Company sponsors a 401(k) Plan (the "Plan") which became effective January 1, 1993. The Plan is open to all employees over the age of 21. To become eligible, an employee must have been employed on the effective date or must complete six consecutive months of employment. The Plan gives the Company the option to determine the amount they will contribute each year. The Company currently matches 50% of the first 6% contributed by the participants. Contributions were made to the Plan in the amount of $46,217, $81,597 and $63,061 for the years ended June 30, 1995, 1996 and 1997, respectively.

11.    RELATED PARTY TRANSACTIONS

   During the year ended June 30, 1996, the Company entered into a joint venture with MetroLink, Inc., an Illinois Corporation ("MetroLink"), the purpose of which was to market and sell wholesale long-distance services to the Company and other long-distance resellers. The joint venture, Unified Network Services, LLC ("UNS"), is owned 49% by EqualNet Wholesale Services, Inc., a Delaware Corporation and wholly owned subsidiary of the Company, 25% by MetroLink, 25% by MediaNet, Inc., an Illinois Corporation and wholly owned subsidiary of MetroLink, and 1% by EqualNet Corporation. The Company utilized the services of UNS during fiscal years 1996 and 1997 to provide wholesale long-distance for resale and had accounts payable, net of advances, to UNS at June 30, 1996 and 1997 of $24,757 and $644,301, respectively.

   The Company utilizes the marketing services of a marketing company managed and directed by the brother-in-law of one of the principal shareholders of the Company. The Company paid commissions to the marketing company of $152,687, $75,388 and $6,223 in 1995, 1996, and 1997, respectively. Advances due the Company from the marketing company were $64,735, $43,015 and $0 at June 30, 1995, 1996 and 1997, respectively.

12.    INITIAL PUBLIC OFFERING

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

   Prior to the Offering, the Company terminated its S-Corporation status and formed EqualNet Holding Corp. as a newly organized holding company. Each shareholder of EqualNet Corporation contributed each share of common stock in EqualNet Corporation to the Company in exchange for 2,000 shares of common stock in the Company. Subsequent to the reorganization, EqualNet Corporation became a wholly owned subsidiary of the Company. The authorized capital stock of the Company consists of 20 million shares of Common Stock and 1,000,000 shares of Preferred Stock.

13.  STOCK PURCHASE PLAN AND STOCK OPTION PLANS STOCK PURCHASE PLAN

   During 1995, the Company adopted the EqualNet Holding Corp. Employee Stock Purchase Plan (the Stock Purchase Plan) in which substantially all employees are eligible to participate. The Stock Purchase Plan provides eligible employees of the Company and its subsidiaries an opportunity to purchase shares of Common Stock through after-tax payroll deductions. The Company will match contributions in an amount equal to 15% of each participant's contribution. The Stock Purchase Plan is administered by an independent administrator which purchases shares of Common Stock on the open market with the amounts contributed by the participants and the matching contributions made by the Company. The Stock Purchase Plan was implemented during fiscal year 1996 and the Company contributed $4,653 and $13,704 on behalf of employees toward the purchase of Company stock during the years ended June 30, 1996 and 1997, respectively.

STOCK OPTION AND RESTRICTED STOCK PLAN

   During 1995, the Company adopted the EqualNet Holding Corp. Stock Option and Restricted Stock Plan (the 1995 Plan). The 1995 Plan is designed to provide certain full-time key employees, including officers and directors of the Company, with additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The 1995 Plan is administered by a committee of no less than two persons (the Committee) appointed by the Board of Directors. Committee members cannot be employees of the Company and must not have been eligible to participate under the 1995 Plan for a period of at least one year prior to being appointed to the committee. Under the 1995 Plan, the Committee may grant restricted stock awards or options to purchase up to an aggregate of 800,000 shares of Common Stock. The exercise price of an option granted pursuant to the 1995 Plan is determined by the Committee on the date the option is granted. In the case of a grant to an employee who owns ten percent or more of the outstanding shares of Common Stock (a 10% Shareholder), the exercise price of each option under the 1995 Plan may not be less than 110% of the fair market value of the Common Stock on the date of the grant. No option may be granted under the 1995 Plan for a period of more than ten years. In the case of a 10% Shareholder, no option may be granted for a period of more than five years. Options under the 1995 Plan are considered non-incentive stock options when the aggregate fair market value of the stock with respect to which the options are exercisable for the first time by the option holder in any calendar year, under the 1995 Plan or any other incentive stock option plan of the Company, exceeds $100,000. Under the 1995 Plan, the Committee may issue shares of restricted stock to employees for no payment by the employee or for a payment below the fair market value on the date of grant. The restricted stock is subject to certain restrictions described in the 1995 Plan, with no restrictions continuing for more than five years from the date of the award. The 1995 Plan may be amended by the Board of Directors without any requirement of shareholder approval, except as required by Rule 16b-3 under the Securities Exchange Act of 1934 and the incentive option rules of the Internal Revenue Code of 1986. The Company granted restricted stock awards for 63,638 shares of Common Stock having an aggregate fair market value, based on the per share price of the Common Stock at the measurement date, March 14, 1995, of $700,000 to certain key employees, none of whom is a director or executive officer of the Company. These employees will not be required to make any payment for these restricted stock awards, which vest over five years in 20% increments. Restrictions on transfer and forfeiture provisions upon termination of employment will apply to the restricted stock covered by the awards for a period of five years, after which time the restrictions will lapse and the stock will be owned by the employees free of further restrictions under the 1995 Plan. Two employees terminated employment during fiscal year 1996 resulting in the forfeiture of restricted stock awards totaling 18,182 shares of Common Stock. These shares were held in treasury at June 30, 1997.

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

   There are currently two non-employee directors eligible to participate in the Director Option Plan. Options to purchase 5,000 shares of common stock awarded May 9, 1995 with an exercise price of $14 3/4, 1,000 shares of common stock awarded November 29, 1995, with an exercise price of $17 7/8 per share, 5,000 options to purchase shares of common stock awarded November 30, 1995, with an exercise price of $18 1/2 per share and options to purchase 2,000 shares of common stock awarded November 27, 1996 with an exercise price of $2 3/16 are still outstanding at June 30, 1997.

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1996 and 1997: risk-free interest rate of 6%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 2.3; and a weighted-average expected life of the option of 10 years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                            1996                  1997
                                        ------------          -------------
Pro forma net income (loss)             ($8,417,413)          ($15,583,461)
Pro forma earnings (loss) per share          ($1.40)                ($2.56)

   A summary of the Company's stock option activity, and related information for the years ended June 30 follows:

                            1995                       1996                     1997
                     ------------------        ---------------------      -----------------
                                WEIGHTED-                    WEIGHTED-              WEIGHTED-
                                 AVERAGE                      AVERAGE                AVERAGE
                                 EXERCISE                     EXERCISE               EXERCISE
                     OPTIONS      PRICE        OPTIONS         PRICE      OPTIONS     PRICE
                     -------      -----        -------         -----      -------     -----
Outstanding-
 beginning of
 year                      -           -          10,000      $14.75        11,000     $16.74
Granted               10,000      $14.75           7,000       18.32       538,000       3.31
Exercised                  -           -               -           -             -          -
Forfeited                  -           -         (6,000)       15.27      (23,000)       3.87
                   ----------                  ----------               -----------
Outstanding-
 end of year          10,000      $14.75          11,000      $16.74       526,000       3.57
                   ==========                  ==========               ===========

Exercisable at
 end of year               -           -           2,667      $15.92         3,333     $16.63

Weighted-Average
 fair value of
 options granted
 during the year                   14.75                      $18.32                    $2.73

   Exercise prices for options outstanding under the Stock Option and Restricted Stock Option Plan (513,000 shares) as of June 30, 1997 ranged from $2.19 to $4.25. The weighted-average remaining contractual life of those options is 9 years.

14.  INTERIM FINANCIAL DATA (UNAUDITED)

   Selected quarterly financial results for the years 1996 and 1997 are summarized below (in thousands):

                                     FIRST      SECOND       THIRD      FOURTH
                                    QUARTER     QUARTER     QUARTER     QUARTER
                                    -------     -------     -------     -------
1996
   Revenues ....................   $ 23,920    $ 19,047     $19,212     $16,176

   Gross margin ................      5,708       5,448         787       4,604

   Net income (loss) ...........        881      (2,002)     (6,430)       (866)

   Net income (loss) per share(1)  $   0.15    ($  0.33)   ($  1.07)   ($  0.14)

1997
   Revenues ....................   $ 13,315    $ 12,090    $ 10,662    $ 10,521

   Gross margin ................      3,027       2,445       2,818       3,817

   Net loss ....................     (1,558)     (7,151)     (1,940)     (4,332)

   Net loss per share ..........   $  (0.26)   $  (1.18)   $  (0.32)   $  (0.70)

The quarter ending December 31, 1996, includes a $4.4 million write down of deferred acquisition costs (See Note 7). The quarter ending March 31, 1996, includes a $3.6 million charge to the provision for uncollectible accounts, a $1.0 million write down of deferred acquisition costs, a $2.2 million write off of capitalized software development costs associated with the NetBase Plus system (See Note 7) and $700,000 of other charges which included accruals for estimated settlements related to disputed carrier charges, long-distance commitment shortfalls and consumer complaints filed with state agencies.
------------
(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1996 does not equal the total computed for the year due to stock transactions which occurred during the year.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                            EQUALNET HOLDING CORP.
                                                (Registrant)

                                            By: /s/ MICHAEL L. HLINAK
                                                    Michael L. Hlinak,
                                                    Executive Vice President
                                                    and Chief Financial Officer

Dated:  September 29, 1997

In accordance with the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dated indicated:

          Signature                        Title                    Date
          ---------                        -----                    ----
      /s/ ZANE D. RUSSELL     Chairman of the Board,
          Zane D. Russell     Chief Executive Officer and     September 29, 1997
                              Director


      /s/ MICHAEL L. HLINAK   Executive Vice President,
          Michael L. Hlinak   Chief Operating Officer, Chief  September 29, 1997
                              Financial Officer and Director

      /s/ WALTER V. KLEMP     Director                        September 29, 1997
          Walter V. Klemp

      /s/ TERRY PARKER        Director                        September 29, 1997
          Terry Parker