Form 10-K/A
period 1997-06-30
EQUALNET HOLDING CORP
filed 1997-09-30
CIK 936163

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              AMENDMENT NUMBER 1 TO
                                    FORM 10-K
                                  ON FORM 10K/A

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

RESULTS OF OPERATIONS

      The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income and expenses:

======================================================================================
                                                Percentage of Total Revenues
                                                  Fiscal Year Ended June 30,
                                          1993      1994      1995      1996    1997
                                          -----     -----     -----     -----   -----
Total sales .........................     100.0%    100.0%    100.0%    100.0%  100.0%
Cost of sales .......................      86.8      81.4      80.5      78.9    74.0
                                          -----     -----     -----     -----   -----
Gross margin ........................      13.2      18.6      19.5      21.1    26.0
Selling, general and administrative
  expenses ..........................       9.5      14.9      13.1      17.5    26.7
Depreciation and amortization .......       0.4       0.8       2.0       7.6    12.9

Write down of long term assets ......      --        --        --         8.8     9.4
                                          -----     -----     -----     -----   -----
Operating income (loss) .............       3.3       2.9       4.4     (12.8)  (23.0)
Other income (expense):
   Interest income ..................       0.2       0.1       0.7       0.1     0.0
   Interest expense .................      (0.4)     (0.4)     (0.8)     (0.9)   (2.2)
   Miscellaneous ....................      --         2.4      (0.1)     (0.6)   (1.9)
                                          -----     -----     -----     -----   -----
Income (loss) before federal
  income taxes and extraordinary item       3.1       5.0       4.2     (14.2)  (27.1)
Provision (benefit) for federal
  income taxes ......................      --        --         0.7      (3.4)    5.0
                                          -----     -----     -----     -----   -----

Net income (loss) ...................       3.1%      5.0%      3.5%    (10.8)% (32.1)%
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

      OTHER INCOME (EXPENSE). Other expense increased from $1.1 million for fiscal 1996 to $1.9 million for the year ended June 30, 1997. This increase was primarily attributable to an increase in interest expense of $343,000 from fiscal 1996 to fiscal 1997 and an increase in miscellaneous expense of $406,000. The increase in interest expense was the result of the increase in the interest rate under the Company's bank line of credit and the addition of the note payable to Furst. Other expense in fiscal 1996 includes a $250,000 accrual for possible penalties, settlement costs and legal expenses associated with the resolution of pending complaints against the Company by various state regulatory agencies with regard to customer complaints. Fiscal 1997 includes an additional $226,000 for settlements reached in certain states during the year and to increase the accrual related to regulatory complaints in the states with inquiries still pending. See Item 3, "Legal Proceedings". Other expense also included $135,000 and $195,000 in fiscal 1996 and 1997, respectively, in losses related to the failed Unified Network Services joint venture, which the Company entered into in February 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated pro forma net income of $1.8 million for the year ended June 30, 1995, and recorded net losses of $8.4 million and $15.0 million for the years ended June 30, 1996 and 1997, respectively. The Company funded its operations during the year ended June 30, 1997 through extension of payment terms from the Company's major suppliers, advances under its revolving credit facility, from a $3.0 million debt offering and through operating cash flows. Due to operating losses sustained in the second half of fiscal 1996 and throughout fiscal 1997 and a declining revenue base, the Company reached its maximum borrowing capacity under its revolving credit facility. The Company's borrowing capacity under this credit facility continued to decline as a result of operating losses, a decline in the revenue base and the exclusion of certain receivables from the criteria of eligible receivables. An additional source of liquidity during this time period has been an extension of payment terms from the Company's major suppliers, although there can be no assurance that any such extensions will be granted in the future. At current levels of operations and with a declining borrowing base, the Company must seek additional capital and continued concessions from its vendors and must continue to reduce expenses to bring them in line with current levels of revenues.

      CASH FLOW FROM OPERATIONS. The Company generated net cash of $309,000 and $3,974,000 in operating activities in fiscal 1996 and 1997, respectively. Cash from net losses adjusted for non-cash expenses decreased from a source of $6.0 million in fiscal year 1996 to a use of cash of $1.7 million in 1997. This use in fiscal 1997 was offset by the change in operating assets and liabilities, including a $3.6 million change in accounts receivable, a $2.9 million change in accounts payable and a $1.5 million change in prepaid expenses and other. Accounts receivable decreased as revenues continued their decline throughout fiscal 1997 and due to continued improvement in collection activities by the Company. Accounts payable, particularly the payable to providers of long-distance, increased as a result of the extended payment terms negotiated by the Company. The decrease in prepaid expenses and other was primarily the receipt of a $1.3 million federal tax refund during fiscal 1997. Offsetting these sources was the use of cash for advances paid to agents for orders, resulting in the increase in the amounts due from agents, and for the change in other assets, $552,000 of which were advances to UNS. The Company is involved in negotiations with the attorneys general for eleven states concerning alleged consumer protection violations in the marketing of long distance service by the Company's independent contractor sales agents in those states. The attorneys general have indicated that they will not separately negotiate with the Company to attempt to resolve these matters. The Company is not currently able to pay the amounts being demanded by the group of state attorneys general to settle these matters unless such payments are to be made over an extended period of time. See Item 3 Legal Proceedings.

      CASH FLOW FROM INVESTING ACTIVITIES. Net cash used in investing activities decreased significantly from $14.4 million in fiscal 1996 to $344,000 in fiscal 1997. During fiscal year 1995 the Company purchased a book of customer accounts for $8.5 million. The Company expended $3.4 million for computer equipment and related software development in 1996. Because of the liquidity concerns the Company experienced during fiscal 1997 the Company consciously restricted investing activities. The Company invested $272,000 in property, plant and equipment, $141,000 of which was for the completion of the in-house billing system which was placed into service in February 1997. In addition, the Company reverted from its policy of buying orders from its agents to a strategy of advancing commissions which, if the advances are recovered by the Company, will provide the agents with a continuing revenue stream. As such, the Company expended only $76,000 on purchased orders during fiscal 1997.

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

      During fiscal 1997, the Company had moderate expenditures of $272,000 on capital items. Included in capital expenditures during fiscal 1997 were $141,000 to complete the in-house proprietary billing system and $108,000 on computer related equipment. The Company has no planned capital expenditures budgeted for fiscal year 1998; however, should funds be available, the Company intends to continue to modify and improve NetBase.

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

VOLATILITY OF SECURITIES PRICES - Historically, the market price of the Common Stock has been highly volatile. During the last two quarters of fiscal 1996 and all of fiscal 1997, the market price for the Common Stock as reported by The Nasdaq Stock Market has ranged from a high of $10-1/2 per share to a low of $0-9/16 per share. There can be no assurance that the market price of the Common Stock will remain at any level for any period of time or that it will increase or decrease to any level. Changes in the market price of the Common Stock may bear no relation to EqualNet's actual operational or financial results. In addition, if the Company fails to maintain the minimum bid price requirements of the NASDAQ Stock Market, the common stock would be subject to delisting therefrom.

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

10.9 EqualNet Holding Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1996, filed October 15, 1996.

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

27.1 *Financial Data Schedule

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

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

Houston, Texas
September 25, 1997

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
                                                   ============    ============

                            See accompanying notes.

                             EQUALNET HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,        JUNE 30,
                                                       1996            1997
                                                   ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable .............................   $  2,057,092    $  1,858,065
  Accrued expenses .............................        879,484       1,398,319
  Accrued sales taxes ..........................        912,123         591,182
  Brokerage commissions payable ................        177,891         151,755
  Payable to providers of long distance
    services ...................................      7,116,916       7,977,531
    Current maturities of capital lease
obligations ....................................         90,000          51,000
  Notes payable to long distance provider ......           --         1,183,059
  Revolving line of credit .....................     10,654,245       4,555,442
                                                   ------------    ------------
Total current liabilities ......................     21,887,751      17,766,353

Subordinated note payable ......................           --         2,864,058
Long term obligations under capital leases .....         45,000            --
Deferred rent ..................................        201,143         220,288
Commitments and contingencies
Shareholders' equity (deficit)
  Preferred stock (non-voting), $.01 par
    value Authorized shares - 1,000,000 at
    June 30, 1996 and 1997 Issued and
    outstanding shares - 0 at June 30,
    1996 and 1997 ..............................           --              --
  Common stock, $.01 par value
    Authorized shares - 20,000,000 at
    June 30, 1996 and 1997 Issued and
    outstanding shares - 6,023,750 at
    June 30, 1996, and 6,173,750
    at June 30, 1997 ...........................         60,237          61,738
  Treasury stock at cost: 21,750 shares at
    June 30, 1996 and June 30, 1997 ............       (104,881)       (104,881)
  Additional paid in capital ...................     19,942,428      20,390,927
  Stock warrants ...............................           --           368,000
  Deferred compensation ........................       (335,836)       (245,829)
  Retained deficit .............................     (7,177,950)    (22,158,494)
                                                   ------------    ------------
Total shareholders' equity (deficit) ...........     12,383,998      (1,688,539)
                                                   ------------    ------------
Total liabilities and shareholders' equity
(deficit) ......................................   $ 34,517,892    $ 19,162,160
                                                   ============    ============

                            See accompanying notes.

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEAR ENDED JUNE 30,
                                   --------------------------------------------
                                       1995            1996            1997
                                   ------------    ------------    ------------

Sales ..........................   $ 67,911,405    $ 78,354,858    $ 46,588,496
Cost of Sales ..................     54,655,313      61,807,113      34,481,128
                                   ------------    ------------    ------------
                                     13,256,092      16,547,745      12,107,368
Selling, general and
  administrative expenses ......      8,936,102      13,719,573      12,453,814
Depreciation and amortization ..      1,355,832       5,933,890       5,999,898
Write down of assets ...........           --         6,882,661       4,400,000
                                   ------------    ------------    ------------
Operating income (loss) ........      2,964,158      (9,988,379)    (10,746,344)

Other income (expense)
Interest income ................        498,280          55,546           3,685
Interest expense ...............       (526,733)       (679,745)     (1,022,284)
Other expense ..................        (64,403)       (464,688)       (870,290)
                                   ------------    ------------    ------------
                                        (92,856)     (1,088,887)     (1,888,889)

Income (loss) before federal
income taxes ...................      2,871,302     (11,077,266)    (12,635,233)

Provision (benefit) for federal
income taxes ...................        507,057      (2,659,853)      2,345,311
                                   ------------    ------------    ------------

Net income (loss) ..............   $  2,364,245    $ (8,417,413)   $(14,980,544)
                                   ============    ============    ============

Net loss per share .............                   $      (1.40)   $      (2.46)
                                                   ============    ============

Unaudited pro forma information

Pro forma adjustment for taxes .       (612,751)

Pro forma net income ...........   $  1,751,494
                                   ============

Pro forma net income per share .   $       0.38
                                   ============

Weighted average number of
shares .........................      4,618,043       6,017,332       6,096,932
                                   ============    ============    ============

                            See accompanying notes.

                             EQUALNET HOLDING CORP.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                           EQUALNET           EQUALNET          EQUALNET          ADDITIONAL
                                                         CORPORATION       HOLDING CORP.      HOLDING CORP.         PAID-IN
                                                         COMMON STOCK       COMMON STOCK     TREASURY STOCK         CAPITAL
                                                       -----------------  -----------------  ----------------   ----------------
Balance, June 30, 1994                                  $       2,000     $            -     $            -      $      34,907
    Shareholder distributions
    Net Income ($0.61 per share)

    Exchange of stock (2,000 shares of EqualNet
       Corporation common stock for 4,000,000 shares
       of EqualNet Holding Corp. common stock)                 (2,000)            40,000                               (34,907)
    Issuance of stock (1,810,000 shares)                                          18,100                            17,831,690
    Issuance of stock (150,111 shares)                                             1,501                             1,534,145
    Grant rights to 63,638 shares of stock to key
       employees                                                                     636                               699,364
    Amortization of deferred compensation
                                                       -----------------  -----------------  ----------------   ----------------
Balance, June 30, 1995                                              -             60,237                  -         20,065,199
    Forfeiture of 18,182 shares of stock granted to
       key employees                                                                                (77,229)          (122,771)
    Forfeiture of 3,658 shares of stock granted to key
       employees for tax withholdings payable                                                       (27,652)
    Net Loss ($1.40 per share)
    Amortization of deferred compensation
                                                       -----------------  -----------------  ----------------   ----------------
Balance, June 30, 1996                                              -             60,237           (104,881)        19,942,428
    Net Loss ($1.40 per share)
    Common stock and warrants issued in acquisition                                1,501                               448,499
    Stock warrants issued with debt
    Amortization of deferred compensation
                                                       -----------------  -----------------  ----------------   ----------------
Balance, June 30, 1997                                 $              -     $     61,738        $  (104,881)       $20,390,927
                                                       =================  =================  ================   ================

                                                         DEFERRED                              RETAINED
                                                       COMPENSATION         WARRANTS           EARNINGS            TOTAL
                                                      ----------------   ----------------  -----------------  -----------------
Balance, June 30, 1994                                $            -     $            -      $  1,313,791        $ 1,350,698
    Shareholder distributions                                                                  (2,435,480)        (2,435,480)
    Net Income ($0.61 per share)                                                                2,364,245          2,364,245

    Exchange of stock (2,000 shares of EqualNet
       Corporation common stock for 4,000,000 shares
       of EqualNet Holding Corp. common stock)                                                     (3,093)                 -
    Issuance of stock (1,810,000 shares)                                                                          17,849,790
    Issuance of stock (150,111 shares)                                                                             1,535,646
    Grant rights to 63,638 shares of stock to key
       employees                                            (700,000)                                                      -
    Amortization of deferred compensation                     40,825                                                  40,825
                                                      ----------------   ----------------  -----------------  -----------------
Balance, June 30, 1995                                      (659,175)                 -         1,239,463         20,705,724
    Forfeiture of 18,182 shares of stock granted to
       key employees                                         200,000                                                       -
    Forfeiture of 3,658 shares of stock granted to key
       employees for tax withholdings payable                                                                        (27,652)
    Net Loss ($1.40 per share)                                                                 (8,417,413)        (8,417,413)
    Amortization of deferred compensation                    123,339                                                 123,339
                                                      ----------------   ----------------  -----------------  -----------------
Balance, June 30, 1996                                      (335,836)                 -        (7,177,950)        12,383,998
    Net Loss ($1.40 per share)                                                                (14,980,544)       (14,980,544)
    Common stock and warrants issued in acquisition                             199,000                              649,000
    Stock warrants issued with debt                                             169,000                              169,000
    Amortization of deferred compensation                     90,007                                                  90,007
                                                      ----------------   ----------------  -----------------  -----------------
Balance, June 30, 1997                                   $  (245,829)       $   368,000      $(22,158,494)      $ (1,688,539)
                                                      ================   ================  =================  =================

                            See accompanying notes.

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED JUNE 30,
                                        --------------------------------------------
                                            1995            1996            1997
                                        ------------    ------------    ------------
OPERATING ACTIVITIES
Net income (loss) ...................   $  2,364,245    $ (8,417,413)   $(14,980,544)
Adjustments to reconcile net income
(loss) to cash provided by (used in)
operating activities:
  Depreciation and amortization .....      1,355,832       5,933,890       5,999,898
  Provision for bad debt ............      1,033,160       3,820,701       1,726,929
  Provision for due from agents .....           --         1,000,000            --
  Provision (benefit) for deferred
    income taxes ....................        (43,986)     (3,486,686)      2,228,077
  Loss on sale of assets ............           --             1,508             341
  Imputed interest on note payable ..           --              --            33,058
  Compensation expense recognized
    for common stock issue ..........         40,825         123,339          90,007
  Credit from carrier ...............           --              --        (1,200,000)
  Write down of long term assets ....           --         6,882,661       4,400,000
  Change in operating assets and
    liabilities:
    Accounts receivable .............    (15,067,615)      2,839,996       3,596,968
    Due from agents .................           --        (3,104,424)     (1,765,853)
    Prepaid expenses and other ......        (14,667)       (372,241)      1,467,672
    Other assets ....................       (268,160)           --          (479,207)
    Accounts payable and accrued
    liabilities .....................      9,859,253      (4,911,888)      2,856,222
                                        ------------    ------------    ------------
Net cash provided by (used in)
operating activities ................       (741,113)        309,443       3,973,568

INVESTING ACTIVITIES
Acquisition of accounts receivable ..           --          (771,894)           --
Purchase of property and equipment ..     (3,291,321)     (4,404,531)       (272,010)
Proceeds from certificates of deposit        300,000            --              --
Proceeds from notes receivable ......        209,245            --              --
Proceeds from sale of equipment .....           --             1,010           4,331
Commission rate buydown .............           --          (710,347)           --
Purchase of customer accounts .......    (10,493,960)     (8,468,472)        (76,457)
                                        ------------    ------------    ------------
Net cash used in investing activities    (13,276,036)    (14,354,234)       (344,136)

FINANCING ACTIVITIES
Proceeds from subordinated note
payable .............................           --              --         3,000,000
Repayments on long term debt ........        (84,379)           --              --
Proceeds from revolving line
  of credit .........................     57,875,733      88,316,775      45,610,000
Repayments on revolving line
  of credit .........................    (57,329,188)    (78,715,170)    (51,708,803)
Proceeds from sale leaseback
transaction .........................           --         1,434,144            --
Repayments on capital lease
obligations .........................        (63,000)       (108,000)        (84,000)
Proceeds from issuance of stock .....     19,385,436            --              --
Shareholder distributions ...........     (2,435,481)           --              --
Acquisition of treasury stock .......           --           (27,652)           --
                                        ------------    ------------    ------------
Net cash provided by (used in)
financing activities ................     17,349,121      10,900,097      (3,182,803)
                                        ------------    ------------    ------------
Net increase (decrease) in
  cash and equivalents ..............      3,331,972      (3,144,694)        446,629
Cash and equivalents,
  beginning of year .................        194,571       3,526,543         381,849
                                        ============    ============    ============
Cash and equivalents, end of year ...   $  3,526,543    $    381,849    $    828,478
                                        ============    ============    ============

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

   In February 1997, the FASB issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted by the Company in the second quarter of fiscal 1998. At that time, the Company will be required to change its method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact of Statement 128 on primary and fully diluted net income (loss) per share is not expected to be material.

   In 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME, and Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. These statements, which are effective for periods beginning after December 15, 1997, expand and modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results or operations, or cash flows.

ACCOUNTING CHANGES

   In March 1995, the FASB issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of fiscal 1997. Prior to the adoption of Statement 121, the Company determined any impairment write downs of long-lived assets in a manner generally consistent with Statement No. 121. At the date of adoption, there was no impact to the financial statements. The Company reviews its long-lived assets for impairment on a quarterly basis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts of accounts receivable, accounts payable, and other payables approximate fair values due to the short-term maturities of these instruments. The carrying value of the Company's notes payable to a long distance carrier and the revolving line of credit approximate fair value because the rate on such debt is variable, based on the current market.

RECLASSIFICATION

   Certain balances from the year ending June 30, 1996 have been reclassified to be consistent with June 30, 1997 classifications.

   2. LIQUIDITY AND WORKING CAPITAL DEFICIT

   For the years ended June 30, 1996 and 1997 the Company reported pre-tax losses of $11.1 million and $12.6 million, respectively. Declining revenues beginning in the second quarter of fiscal year 1996 were attributable to a number of internal and external factors. With the rapid growth of the Company, provisioning time -- the time it takes the Company's primary underlying long-distance carrier to activate new customers -- rose sharply, from approximately 20 days to approximately 45 days. In addition, NetBase, the Company's customer management system, was not equipped to handle the rapid growth, leading to delays in providing the Company's customers with accurate bills on a timely basis. This problem was compounded when the Company converted to the NetBase Plus operating system ("NetBase Plus"), a new customer management information system. After implementation, NetBase Plus was determined to have inherent design flaws which resulted in further billing and provisioning problems and the entire system was subsequently abandoned. These conditions caused customer attrition rates to increase and, although the number of new customers placed on the Company's service was increasing, actual revenues were declining due to the higher than expected loss of existing customers. The problems with the customer management systems also lead to difficulties in assimilating and managing a substantial acquired customer base. The inability of the Company to successfully transfer the acquired base into NetBase resulted in difficulties in billing and servicing the customer accounts and a greater than expected migration of the base to other long-distance providers. The higher than expected attrition on the acquired customer base and other purchased customers resulted in the impairment of the carrying value of the customer bases and the Company recorded a $4.6 million and $4.4 million charge to earnings to reduce the unamortized balance to its fair value during fiscal year 1996 and fiscal year 1997, respectively. During fiscal year 1996, the Company also wrote off approximately $2.2 million in capitalized software development costs associated with the NetBase Plus system. The difficulties in billing and provisioning accounts along with the shift by the Company to more purchased orders on which the Company had full exposure to uncollectible accounts as compared to commissioned orders whereby the agents shared in a substantial portion of the risk on uncollectible accounts resulted in a substantial increase in bad debt expense. The Company's collection efforts were also hindered by the failure of NetBase Plus to produce some of the necessary information to allow for the most effective method of collection. The Company therefore recorded an additional charge to uncollectible receivables of $2.6 million in the third quarter of fiscal year 1996. Selling, general and administrative costs also increased substantially in 1996 as compared to 1995. The historical rapid growth and management's expectations resulted in a structure designed for continued growth with an increase in staffing, equipment and office space. The unanticipated decline in revenues obscured by the lack of accurate and timely management information due to the problems with NetBase Plus resulted in an inefficient cost structure. In addition, substantial professional fees were incurred as the Company aggressively pursued acquisition targets in early fiscal 1996, and other professional fees increased due to cost associated with being a public company, and costs associated with the negotiation of amendments to the line of credit and the raising of additional capital.

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

      On September 25, 1997, the Company announced that it was in discussion with The Willis Group, LLC, a privately held investment partnership relating to a possible transaction or series of transactions in which the Company might ultimately acquire certain assets of a switch-based provider of telecommunications services and to announce that its previously announced merger with another telecommunications company has been terminated. On September 24, 1997, the court approved a plan presented by The Willis Group to purchase the switch-based assets of Total National Telecommunications, an operating subsidiary of Total World Telecommunications which is currently under Chapter 7 protection of the United States Bankruptcy Code. As a part of these discussions, The Willis Group is considering an equity contribution to the Company for approximately $5 to $10 million in a combination of common stock and convertible debt. Upon successful completion of the capital infusion by the Willis Group and the successful purchase of Total National Telecommunications' assets from The Willis Group, the Company would become a swith-based provider of long distance telecommunications services. While the Company believes the potential transactions with The Willis Group can recapitalize the Company, there is currently no assurance such transaction will occur. In the event the proposed recapitalization does not occur, the Company will continue to pursue options including seeking additional capital and/or an alliance with a strategic partner. In the event no strategic alliance is accomplished, the Company may be required to seek protection under the United States bankruptcy laws. The conditions noted above raise substantial doubt about the Company's ability to continue as a going concern.

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

   The Company replaced the revolving line of credit under which borrowings at June 30, 1997 were outstanding with a new arrangement effective June 18, 1997 and which funded July 7, 1997. The new agreement is essentially a receivable factoring arrangement which bases borrowing capacity on a percentage of the Company's outstanding receivables up to a maximum allowable amount of $8,000,000 and allows for the lender to cease funding of new receivables without prior written notice at the lenders option. Interest on the outstanding balance is prime plus 4.5% per annum.

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

   At June 30, 1997, the Company has two notes payable with a long-distance carrier for past long distance services provided by the carrier which were converted from trade payables. The notes with original principal of $1,066,603 and $649,987 bear interest at 17% and 12%, mature on February 5, 1998 and August 15, 1997, respectively, and are payable in equal monthly installments until maturity.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                            1996                  1997
                                        ------------          -------------
Pro forma net income (loss)             ($8,417,413)          ($15,583,461)
Pro forma earnings (loss) per share          ($1.40)                ($2.56)

   A summary of the Company's stock option activity, and related information for the years ended June 30 follows:

                            1995                       1996                     1997
                     ------------------        ---------------------      -----------------
                                WEIGHTED-                    WEIGHTED-              WEIGHTED-
                                 AVERAGE                      AVERAGE                AVERAGE
                                 EXERCISE                     EXERCISE               EXERCISE
                     OPTIONS      PRICE        OPTIONS         PRICE      OPTIONS     PRICE
                     -------      -----        -------         -----      -------     -----
Outstanding-
 beginning of
 year                      -           -          10,000      $14.75        11,000     $16.74
Granted               10,000      $14.75           7,000       18.32       538,000       3.31
Exercised                  -           -               -           -             -          -
Forfeited                  -           -         (6,000)       15.27      (23,000)       3.87
                   ----------                  ----------               -----------
Outstanding-
 end of year          10,000      $14.75          11,000      $16.74       526,000       3.57
                   ==========                  ==========               ===========

Exercisable at
 end of year               -           -           2,667      $15.92         3,333     $16.63

Weighted-Average
 fair value of
 options granted
 during the year                  $14.75                      $18.32                    $2.73

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

Dated:  September 30, 1997