Form 10-K/A
period 1997-06-30
EQUALNET HOLDING CORP
filed 1997-10-28
CIK 936163

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                               Amendment No. 2 to
                           Annual Report on Form 10-K
                                       on

                                   FORM 10-K/A

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the fiscal year ended June 30, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          Commission file number 0-25482

                             EQUALNET HOLDING CORP.
             (Exact name of registrant as specified in its charter)

            Texas                                               76-0457803
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

1250 Wood Branch Park Drive, Houston, Texas                           77079
 (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, include area code:  (281) 529-4600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
          Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 27, 1997, was $6,316,337, based upon the closing price of $1.50 per share quoted by The Nasdaq Stock Market, Inc.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        Title of Class                        Outstanding at October 27, 1997
        --------------                        -----------------------------
         Common Stock                                   6,660,968
    par value $.01 per share

                                EXPLANATORY NOTE

     This Form 10-K/A amends Items 10, 11, 12, 13 and 14(c) of the Annual Report on Form 10-K, as amended by Amendment No. 1 to Annual Report on Form 10-K on Form 10-k/A, of EqualNet Holding Corp. ("EqualNet or the "Company") for the year ended June 30, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth the names, ages and titles of the Company's directors and executive officers as of October 27, 1997.

                                                                    Year Term
                                                                    As Director
Name                   Age      Position(s)                         Will Expire

Zane Russell           32       Chairman of the Board,                  1999
                                Chief Executive Officer,
                                President and Director

Michael L. Hlinak      48       Executive Vice President,               1998
                                Chief Financial Officer,
                                Chief Operating Officer
                                and Director

Dean H. Fisher         47       Senior Vice President,
                                General Counsel and Secretary

Terry S. Parker        52       Director                                1998

Walter V. Klemp        38       Director                                1997

        ZANE RUSSELL co-founded EqualNet in July 1990 and served as President and director since that time until November 1994 when he assumed the position of Chairman of the Board and Chief Executive Officer. He has also served as the President of the Company since January 1996. Prior to the formation of EqualNet, from January to July 1990, he was a commercial accounts manager for American Telco Long Distance. From November 1989 to November 1990, Mr. Russell served as project manager for Natkin Mechanical, a construction company.

        MICHAEL L. HLINAK has served as a director of EqualNet since July 1991 and as Chief Financial Officer since June 1994, becoming Senior Vice President in November 1994 and Chief Operating Officer in May 1996. Mr. Hlinak, a certified public accountant, is President and sole owner of Cardinal Interests, Inc., a diversified Houston investment company which he founded in 1985. He also has been the President of Partners Management Company, a management services company, since 1986.

        DEAN H. FISHER became Vice President and General Counsel of EqualNet in May 1993, Senior Vice President in November 1994 and Secretary in January 1995. He has also served as director of EqualNet Corporation, a wholly-owned subsidiary of the Company, since July 1991. From May 1976 to June 1993, Mr. Fisher was engaged in the private practice of law in Houston, Texas, serving as President of Fisher & Readhimer, P.C. from April 1985 to June 1993.

        TERRY S. PARKER has served as a director of EqualNet since November 1995. Mr. Parker also serves on the Boards of Directors of CellStar Corporation ("CellStar") and Highway Master Communications, Inc. Mr. Parker was the president and chief operating officer of CellStar, a major supplier of cellular telecommunications products, from April 1995 until July 1996. Prior to joining CellStar, Mr. Parker was with GTE Corporation, where he served as president of GTE Telecommunications Products and Services from 1990 to 1993 and served as both senior vice president of GTE Corporation and president of GTE Personal Communications Services from April 1993 to March 1995.

        WALTER V. KLEMP has served as a director of the Company since April 1995. He has served as Chairman of the Board and Co-Chief Executive Officer of Drypers Corporation, which manufactures and markets disposable diapers, since January 1995 and has also been a director since its formation in 1987. He served as the Managing Director-Finance of Drypers Corporation from its formation until December 1994. In 1984, Mr. Klemp participated in the formation of VMG Holdings Corp., a disposable diaper manufacturer, and in 1987, the formation of Drypers Corporation. From February 1984 to April 1986, he served as Chief Financial Officer of VMG Holdings Corp. Prior to 1984, Mr. Klemp, a certified public accountant, specialized in consulting to development stage businesses with the accounting firm of Coopers & Lybrand L.L.P.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Based solely on a review of reports on Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and written representations from certain reporting persons that no report on Form 5 was required, the Company believes that during the fiscal year ended June 30, 1997, all officers, directors and greater than 10% shareholders complied with all filing requirements applicable to them, except that The Furst Group, Inc. failed to file a Form 3 on a timely basis and Michael L. Hlinak failed to file a Form 5 on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

        The following table summarizes compensation information concerning the Chief Executive Officer and each of the Company's most highly compensated executive officers as to whom the total annual salary and bonus for the fiscal year ended June 30, 1997, exceeded $100,000 (the "Named Executive Officers").

                                               ANNUAL COMPENSATION
                                                                           COMMON STOCK   ALL OTHER
              NAME AND                 FISCAL                               UNDERLYING   COMPENSATION
         PRINCIPAL POSITION             YEAR      SALARY       BONUS(1)      OPTIONS         (2)
Zane Russell
   Chairman of the Board and             1997      $178,000            -      90,000        $ 3,498
   Chief Executive Officer               1996       178,000            -        -             4,249
   and President                         1995       175,000      $69,025        -             7,107
Michael L. Hlinak
   Executive Vice President,
   Chief Financial Officer               1997       155,000            -      90,000          3,607
   and Chief Operating                   1996       128,000            -        -             6,576
   Officer                               1995       125,000       34,513        -             2,409
Dean H. Fisher
   Senior Vice President,                1997       129,000            -      35,000          3,451
   General Counsel and                   1996       128,000            -        -             6,097
   Secretary                             1995       125,000       34,513        -             8,401

----------
(1) Bonuses reported for fiscal 1995, although paid in fiscal 1996, relate to the Company's results of operations in fiscal 1995. No bonuses were paid relating to the Company's results of operations for fiscal 1996, and none will be paid relating to the Company's results of operations for fiscal 1997.

(2) Represents contributions in 1995 by the Company under the Company's 401(k) Plan for Messrs. Russell, Hlinak and Fisher of $2,002, $2,409, and $2,011, respectively, and health insurance premiums paid by the Company for Messrs. Russell, Hlinak and Fisher of $5,105, $0 and $6,390, respectively. Represents contributions in 1996 by the Company under the Company's 401(k) Plan for Messrs. Russell, Hlinak and Fisher of $1,676, $2,477 and $1,676, respectively, and health insurance premiums paid by the Company for Messrs. Russell, Hlinak and Fisher of $4,572, $4,100 and $4,421, respectively. Represents contributions in 1997 by the Company under the Company's 401(k) Plan for Messrs. Russell, Hlinak and Fisher of $1,676, $1,785, and $1,676, respectively, and health insurance premiums paid in 1997 by the Company for Messrs. Russell, Hlinak and Fisher of $1,823, $1,823, and $1,775, respectively.

                          OPTION GRANTS IN FISCAL 1997

     The following table summarizes options to purchase shares of the Company's Common Stock that were granted to the Named Executive Officers during fiscal 1997. No Options were exercised by any of the Named Executive Officers during fiscal 1997.

                                                                                POTENTIAL REALIZABLE
                                                                               VALUE AT ASSUMED ANNUAL
                                                                                RATES OF STOCK PRICE
                                                                               APPRECIATION FOR OPTION
                                                                                      TERM (1)
                                                                             ---------------------------
                          SHARES OF      PERCENT OF
                         COMMON STOCK  TOTAL OPTIONS   Exercise
                          UNDERLYING     GRANTED TO   Price per
NAME                       OPTIONS       EMPLOYEES      Share    EXPIRATION       5%           10%
Zane Russell              45,000            9.1%        $4.25      7/11/06       $120,276      $354,409
                          45,000 (2)        9.1          2.50      1/20/07         70,750       208,476
Michael L. Hlinak         45,000            9.1          4.25      7/11/06        120,276       354,409
                          45,000 (2)        9.1          2.50      1/20/07         70,750       208,476
Dean H. Fisher            17,500            3.5          4.25      7/11/06         46,774       137,826
                          17,500 (2)        3.5          2.50      1/20/07         27,514        81,074

----------
(1) The potential realizable value of the options, if any, granted in fiscal 1997 to each of the Named Executive Officers was calculated by multiplying the number of shares of Common Stock underlying such options by the excess of (a) the assumed value, at the date of expiration of such option, of the Company's Common Stock if the value of the Company's Common Stock were to appreciate at a compounded annual rate of 5% or 10% from the date of the grant of the option until the date of expiration of the option over (b) the exercise price shown. The 5% and 10% appreciation rates are set forth in regulations promulgated by the Securities and Exchange Commission, and no representation is made that the Common Stock will appreciate at these assumed rates or at all.
(2)  Exercisable on or after July 11, 1998.

     The following table sets forth information regarding the value of unexercised options held by the Named Executive Officers. None of the Named Executive Officers exercised any options in fiscal 1997.

                                       NUMBER OF
                                 SECURITIES UNDERLYING
                                  UNEXERCISED OPTIONS                  VALUE OF UNEXERCISED
                                   AT JUNE 30, 1997                   IN-THE-MONEY OPTIONS AT
                                      (# SHARES)                       JUNE 30, 1997 ($)(1)
                          -----------------------------------   ------------------------------------
         NAME               EXERCISABLE       UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
Zane Russell                       --            90,000               -                   -

Michael L. Hlinak                  --            90,000               -                   -

Dean H. Fisher                     --            35,000               -                   -

---------------
(1) Based on $2.06 per share, the closing price of the Common Stock on June 30, 1997, as reported by The Nasdaq Stock Market, Inc.

                            COMPENSATION OF DIRECTORS

     Each non-employee director is paid $10,000 per year, plus $500 for each meeting of the Board which he personally attends, $350 for each meeting of a committee of the Board which he personally attends and $100 for each meeting in which he participates by telephone. All non-employee directors of the Company are reimbursed for ordinary and necessary expenses incurred in attending Board or committee meetings. The Company has adopted the Director Plan, pursuant to which each non-employee director receives options to purchase 5,000 shares of Common Stock on the date of his election as a director and options to purchase 1,000 shares of Common Stock on the day following each annual meeting of the Company's shareholders. These options have an exercise price equal to the closing price on the day before the date of grant and vest over three years in 33-1/3% increments. Employee directors of the Company do not receive any additional compensation from the Company for their services as directors.

                              EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement (the "Employment Agreement") with Zane Russell. The Employment Agreement provides for an annual salary of $175,000 during the term of the Employment Agreement, which terminates February 1, 1998, with month-to-month renewals thereafter. In addition, if the Company's audited consolidated income, before taxes and bonuses paid to senior executive officers, exceeds $2 million in each fiscal year covered by the Employment Agreement, Mr. Russell will receive a bonus in an amount equal to 4% of the amount by which the Company's pre-tax and pre-bonus income exceeds $2 million. However, such bonus shall not exceed 75% of Mr. Russell's salary in any fiscal year. The Employment Agreement also provides for certain employee benefits, vacation and reimbursement of expenses.

     The Employment Agreement may be terminated by the Company (i) for cause (as hereinafter defined), (ii) upon notice to the Company by Mr. Russell of his intention to terminate the Employment Agreement, (iii) upon the death of Mr. Russell or (iv) upon disability of Mr. Russell. Under the Employment Agreement, cause is defined to mean (i) if Mr. Russell is guilty of willful misconduct or neglect in the discharge of his duties under the Employment Agreement after notice thereof has been given, (ii) if Mr. Russell is convicted of or pleads guilty or nolo contendere to any act involving moral turpitude, other than an offense that in the opinion of the Board of Directors does not affect Mr. Russell's position as an employee or (iii) if Mr. Russell violates any material part of the Employment Agreement regarding confidentiality or the solicitation of Company employees. Mr. Russell may be removed as an officer at any time by the Company without cause, but such removal will not affect his right to a salary or his right to remain covered by the Company's medical insurance policies throughout the remaining term of the Employment Agreement. Upon such removal, all other benefits will cease, including any right to receive any variable bonus.

     Mr. Russell has agreed that for the term of his Employment Agreement and for a period of two years after termination for whatever reason, he will not, directly or indirectly, engage or participate in any business engaged in the sale or marketing of long-distance service within the United States, employ any of the Company's employees or induce any of the Company's employees to leave their employment with the Company.

     The Company has also entered into an employment agreement (the "Hlinak Employment Agreement") with Michael L. Hlinak. The Hlinak Employment Agreement provides for an annual salary of $170,000 during the term of the Employment Agreement which terminates March 31, 1999. In addition the Hlinak Employment Agreement provides that Mr. Hlinak will be offered an annual performance bonus based on the Company's performance, in an amount not to exceed 33-1/3% of Mr, Hlinak's base pay. The Employment Agreement also provides for certain employee benefits (including medical, dental, and life insurance), vacation, and reimbursement of expenses.

     The Employment Agreement may be terminated by the Company (i) for cause (as hereinafter defined), (ii) upon notice to the Company by Mr. Hlinak of his intention to terminate the Employment Agreement, (iii) upon the death of Mr. Hlinak or (iv) upon disability of Mr. Hlinak. Under the Employment Agreement, cause is defined to mean (i) if Mr. Hlinak is guilty of willful misconduct or neglect in the discharge of his duties under the Employment Agreement after notice thereof has been given, (ii) if Mr. Hlinak is convicted of or pleads guilty or nolo contendere to any act involving moral turpitude, other than an offense that in the opinion of the Board of Directors does not affect Mr. Hlinak's position as an employee or (iii) if Mr. Hlinak violates any material part of the Employment Agreement regarding confidentiality or the solicitation of Company employees. Mr. Hlinak may be removed as an officer at any time by the Company without cause, but upon such removal he would be entitled to a severance payment equal to 18 months salary and bonus as well as continued coverage under the Company's medical insurance policies throughout the remaining term of the Employment Agreement. Upon such removal, all other benefits will cease, including any right to receive any variable bonus.

     Mr. Hlinak has agreed that for the term of his Employment Agreement and for a period of two years after termination for whatever reason, he will not, directly or indirectly, engage or participate in any business engaged in the sale or marketing of long-distance service within the United States, employ any of the Company's employees or induce any of the Company's employees to leave their employment with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of October 27, 1997 (unless indicated otherwise), with respect to (i) persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Common Stock,
(ii) each director and Named Executive Officer and (iii) all directors and executive officers of the Company as a group:

                                                                BENEFICIAL
                                                               OWNERSHIP(1)
     NAME                                                SHARES        PERCENT
--------------------------------------------------     -----------     --------
The Furst Group, Inc.(2) .........................       1,500,000         18.4%
459 Oakshade Road
Shamong, New Jersey 08088
James D. Kaylor(2) ...............................       1,500,000         18.4
916 P Street, Suite 200
Lincoln, Nebraska 68508
John S. Streep(2) ................................       1,500,000         18.4
15841 Kilmarnock Drive
Ft. Myers, Florida 33912
The Willis Group, LLC(3) .........................       1,200,000         15.3
5005 Woodway, Suite 350
Houston, Texas 77056
Michael T. Willis(3) .............................       1,200,000         15.3
5005 Woodway, Suite 350
Houston, Texas 77056
Mark Willis(3) ...................................       1,200,000         15.3
5005 Woodway, Suite 350
Houston, Texas 77056
James T. Harris(3) ...............................       1,200,000         15.3
5005 Woodway, Suite 350
Houston, Texas 77056
Zane Russell(4) ..................................       1,012,556         15.1
1250 Wood Branch Park Drive
Houston, Texas 77079
Marc R. Smith(5) .................................         967,556         14.5
2500 City West, Suite 300
Houston, Texas 77042
Massachusetts Financial Services Company(6) ......         520,400          7.8
500 Boylston Street
Boston, Massachusetts 02116
Michael L. Hlinak(4) .............................         312,973          4.7
Dean H. Fisher(7) ................................         246,982          3.7
Walter V. Klemp(8) ...............................           4,334            *
Terry S. Parker(9) ...............................           1,667            *
Current directors and executive officers
  as a group (5 persons)(10) .....................       1,578,512         23.3
----------
*    Less than one percent.
(1) Except as otherwise noted, each shareholder has sole voting and dispositive power with respect to the shares of Common Stock.
(2) Information relating to ownership by The Furst Group, Inc. ("TFG"), Mr. Kaylor and Mr. Streep is based on reports on Schedule 13D filed with the Securities and Exchange Commission on March 6, 1997. According to those reports, TFG holds a warrant for the purchase of all 1,500,000 shares, none of which were issued as of October 27, 1997. Messrs. Kaylor and Streep each own 45% of the Common Stock of TFG, Mr. Kaylor is the Chairman of the Board of TFG, and Mr. Streep is the Chief Executive Officer of TFG. According to those reports, TFG has sole voting and dispositive power with respect to all of such shares and Messrs. Kaylor and Streep have shared voting and dispositive power with respect to such shares.
(3) Information relating to ownership by The Willis Group, LLC ("TWG") and Messrs. Michael T. Willis, Mark Willis and Harris is based on reports on
     Schedule 13D filed with the Securities and Exchange Commission on October 10 and 14, 1997. According to those reports, TWG holds a convertible promissory note convertible into approximately 1,000,000 shares of Common Stock (which conversion is based on the price of the Common Stock and may increase or decrease). TWG also holds a warrant for the purchase of 200,000 shares of Common Stock. None of such shares were outstanding as of October 27, 1997. Messrs. Mike Willis and Mark Willis each own 47.5% of the membership interest in The Willis Group and Mr. Harris owns the remaining 5% membership interest. Mr. Mike Willis is the Secretary of The Willis Group, Mr. Mark Willis is the President of The Willis Group and Mr. Harris is the Treasurer of The Willis Group. According to the report, TWG has sole voting and dispositive power with respect to all of such shares and Messrs. Mike Willis, Mark Willis and Harris have shared voting and dispositive power with respect to such shares.
(4) Excludes 45,000 shares of Common Stock issuable upon exercise of stock options awarded under the Company's Employee Stock Option and Restricted Stock Plan (the "Employee Plan") that are not exercisable within sixty days.
(5) Information relating to ownership by Mr. Smith is based solely on a report on Schedule 13G filed with the Securities and Exchange Commission on February 14, 1996. According to that report, Mr. Smith has sole investment discretion and sole voting authority with respect to all 967,556 shares of Common Stock.
(6) Information relating to ownership by Massachusetts Financial Services Company, an institutional investment manager ("MFS"), is based solely on a report on Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 1997. According to that report, MFS has sole investment discretion and sole voting authority with respect to all of such shares. According to this report on Schedule 13G, MFS Series Trust II - MFS Emerging Growth Fund is also a beneficial owner of all of such shares.
(7) Excludes 17,500 shares of Common Stock issuable upon exercise of stock options awarded under the Employee Plan that are not exercisable within sixty days. Also excludes 40,000 shares of Common Stock held by trusts for the benefit of Mr. Fisher's children. Mr. Fisher has disclaimed any beneficial ownership of these shares.
(8) Includes 4,334 shares of Common Stock issuable upon exercise of stock options awarded under the Company's 1995 Non-Employee Director Stock Option Plan (the "Director Plan"), which options will be exercisable within sixty days. Excludes 2,666 shares of Common Stock issuable upon exercise of stock options awarded under the Director Plan that are not exercisable within sixty days.
(9) Includes 1,667 shares of Common Stock issuable upon exercise of stock options awarded under the Director Plan, which options will be exercisable within sixty days. Excludes 4,333 shares of Common Stock issuable upon exercise of stock options awarded under the Director Plan that are not exercisable within sixty days.
(10) See notes (4) and (7) through (9) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In February 1997, the Company issued to The Furst Group, Inc. ("TFG") (i) a subordinated note in the principal amount of $3 million, bearing interest at 10% per annum, due December 31, 1998 (the "TFG Note"), (ii) warrants exercisable for the purchase of 1.5 million shares of Common Stock at $2.00 per share (the "TFG Warrants") and (iii) a Right in the Event of a Change of Control (the "TFG Right"), all for an aggregate consideration of approximately $2,210,000 in cash and $790,000 in credit towards the purchase of long-distance services from Sprint Communications Company, L.P. ("Sprint"). In connection with this transaction, the Company began utilizing, effective November 1, 1996, TFG's contract with Sprint for the purchase of long-distance services. During fiscal 1997, the Company purchased approximately $1.5 million of long-distance services from Sprint under this contract. The TFG Note is secured by all of the accounts and general intangibles of the Company. As of October 27, 1997, the TFG Warrants had not been exercised. The TFG Right provides that TFG will receive approximately 11.5% of the fair market value of consideration provided in the event EqualNet engages in certain significant transactions within two years of the date of the TFG Right. Transactions that would trigger the TFG Right include EqualNet's consolidation with, or merger with or into another person other than TFG and the sale by EqualNet or its subsidiaries of a significant portion of the Company's assets.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (c) Exhibits.

     Exhibits designated by the symbol * are filed with this Amendment No. 2 to Annual Report on Form 10-K on Form 10-K/A. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

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

EXHIBIT NO.         DESCRIPTION
-----------         ------------

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

10.2** Form of Employment Agreement, by and between EqualNet and the persons listed on the schedule attached thereto (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed on February 13, 1995).

10.3     Lease Agreement dated June 28, 1994, between EqualNet and Caroline

         Partners, Ltd., as amended by First Amendment dated August 15, 1994, and Second Amendment dated September 8, 1994 (incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed on January 24, 1995).

10.4** EqualNet Holding Corp. Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.8 to Annual Report as Form 10-K for the year ended June 30, 1996, filed October 15, 1996).

10.5 EqualNet Corporation 401(k) Plan effective January 1, 1993, as amended by the First Amendment to the Equal Net Communications, Inc. 401(k) Plan, dated effective as of July 1, 1993, and First Amendment to the Adoption Agreement dated effective as of June 2, 1994 (incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.6 Interstate and International Carrier Transport Switch Services Agreement dated effective August 1, 1994, by and between EqualNet and Sprint Communications Company, L.P. ("Sprint"), as amended by the Amendment dated effective August 1, 1994, between EqualNet and Sprint (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1(Registration No. 33-88742) filed January 24, 1995).

10.7 EqualNet Holding Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1996, filed October 15, 1996.

10.8** Promissory Note by Zane D. Russell in favor of EqualNet (incorporated by reference to Exhibit 10.16 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed on January 24, 1995).

10.9** Promissory Note by Marc R. Smith in favor of EqualNet (incorporated by reference to Exhibit 10.17 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.10** Promissory Note by Byron A. Russell in favor of EqualNet (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.11 Loan Agreement dated March 10, 1995, between EqualNet Corporation and EqualNet Holding Corp. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995).

10.12 Security Agreement dated March 10, 1995 by EqualNet Corporation in favor of EqualNet Holding Corp. (incorporated by reference to Exhibit
         10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995).

10.13 Note and Warrant Purchase Agreement, dated February 3, 1997, among the Company, EqualNet Corporation, a Delaware corporation, and The Furst Group, Inc., a New Jersey corporation. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed May 15, 1997).

10.14 Warrant for Purchase of Common Stock, issued February 11, 1997 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q, filed May 15, 1997).

10.15 Security Agreement, dated February 11,1997, among the Company, its subsidiaries and The Furst Group, Inc., a New Jersey corporation (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q, filed May 15, 1997).

10.16 Right in the Event of Change of Control, dated February 11, 1997 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q, filed May 15, 1997).

10.17* Financing agreement between Receivables Funding Corporation and EqualNet Holding Corporation, dated June 18, 1997.

10.18* Carrier Agreement between AT & T and EqualNet Corporation, dated May 13, 1997 (certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.19** Employment Agreement, dated as of April 1, 1997, between Michael L. Hlinak and the Company.

21.1     List of Subsidiaries of EqualNet (incorporated by reference to Exhibit
         21.1 to Registrant's Annual Report on Form 10-K, filed September 29, 1997.)

23.1 Consent of Ernst & Young LLP (incorporated by reference to Exhibit 21.1 to Registrant's Annual Report on Form 10-K, filed September 29, 1997.)

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           EQUALNET HOLDING CORP.

                                           BY: /s/ MICHAEL L. HLINAK
                                               Michael L. Hlinak, Chief
                                               Operating Officer, Chief
                                               Financial Officer and Director
                                               (principal accounting officer and
                                               duly authorized representative)

Date:  October 28, 1997