Form 10-Q
period 1997-09-30
EQUALNET HOLDING CORP
filed 1997-11-14
CIK 936163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1997

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________, 19__ to __________ , 19__ .

                         Commission File Number: 0-25482

                             EQUALNET HOLDING CORP.
             (Exact Name of Registrant as Specified in its Charter)

          TEXAS                                     76-0457803
 (State of Other Jurisdiction of       (I.R.S. Employer Identi-fication Number)
  Incorporation or Organization)

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

                                    Yes X    No

   There were 6,287,724 shares of the Registrant's $.01 par value common stock outstanding as of November 13, 1997.

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements

                             EQUALNET HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     SEPTEMBER 30,
                                                                 1997           1997
                                                               --------     ------------
                                                                (NOTE)       (UNAUDITED)
ASSETS
Current assets
    Cash and equivalents ...............................   $    828,478    $    786,437
    Accounts receivable, net of allowance
      for doubtful accounts of $1,450,954 at June 30,
      1997 and $511,438  at September 30, 1997 .........      9,048,961       7,337,583
    Receivable from officers ...........................         28,367          28,367
    Due from agents ....................................      2,907,922       2,340,527
    Prepaid expenses and other .........................        285,516         292,247
                                                           ------------    ------------
Total current assets ...................................     13,099,244      10,785,161

Property and equipment
    Computer equipment .................................      3,435,121       3,485,541
    Office furniture and fixtures ......................      1,209,032       1,209,032
    Leasehold improvements .............................      1,174,777       1,174,777
                                                           ------------    ------------
                                                              5,818,930       5,869,350
    Accumulated depreciation and
    amortization .......................................     (3,028,768)     (3,369,998)
                                                           ------------    ------------
                                                              2,790,162       2,499,352

Customer acquisition costs, net of
    accumulated amortization of $13,050,667
    at June 30, 1997 and $13,627,745 at
    September 30, 1997 .................................      1,262,939         982,673
Other assets ...........................................      1,027,507         982,261
Goodwill, net of accumulated amortization of $46,020 at
  June 30, 1997 and $ 69,030  at September 30, 1997.....        982,308         959,298
                                                           ------------    ------------

Total assets ...........................................   $ 19,162,160    $ 16,208,745
                                                           ============    ============

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date.

                             EQUALNET HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                          JUNE 30,         SEPTEMBER 30,
                                                            1997             1997
                                                          ------------     ------------
                                                             (NOTE)           (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable ................................   $  1,858,065    $  2,063,136
    Accrued expenses ................................      1,398,319       1,579,341
    Accrued sales taxes .............................        591,182         489,952
    Brokerage commissions payable ...................        151,755         114,105
    Payable to providers of long distance servi .....      7,977,531       7,657,008
    Current maturities of capital lease obligation ..         51,000          30,000
    Notes payable to long distance provider .........      1,183,059       1,183,059
    Revolving line of credit ........................      4,555,442
    Contractual obligations with regard to receivable
     sales agreement ................................           --         3,418,647
                                                        ------------    ------------
Total current liabilities ...........................     17,766,353      16,535,248

Subordinated note payable ...........................      2,864,058       2,886,261
Deferred rent .......................................        220,288         200,170
Shareholders' equity (deficit)
    Preferred stock (non-voting),$.01 par value
      1,000,000 shares authorized and 0 shares
      issued and outstanding ........................           --              --
    Common stock, $.01 par value, 20,000,000
      shares authorized and 6,173,750 shares
      issued and outstanding at June 30, 1997
      and 6,682,718 at September 30, 1997 ............         61,738          66,828
    Treasury stock at cost, 21,750 shares at
     June 30, 1997 and 394,994 at September 30, .....       (104,881)       (804,881)
    Additional paid in capital ......................     20,390,927      21,435,837
    Stock warrants ..................................        368,000         368,000
    Deferred compensation ...........................       (245,829)       (223,327)
    Accumulated deficit .............................    (22,158,494)    (24,255,391)
                                                        ------------    ------------
Total shareholders' deficit .........................     (1,688,539)     (3,412,934)
                                                        ------------    ------------
Total liabilities and shareholders' deficit .........   $ 19,162,160    $ 16,208,745
                                                        ============    ============

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date.

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                         1996          1997
                                      ------------    -----------

Revenues ..........................   $ 13,314,899    $ 8,327,219
Cost of Revenues ..................     10,287,564      6,264,718
                                      ------------    -----------
                                         3,027,335      2,062,501
Selling, general and administrative
    expenses ......................      3,177,697      2,667,606
Depreciation and amortization .....      1,850,148      1,112,200
                                      ------------    -----------
Operating loss ....................     (2,000,510)    (1,717,305)

Other income (expense)
    Interest income ...............             32          1,130
    Interest expense ..............       (270,277)      (353,385)
    Miscellaneous .................        (90,563)       (27,337)
                                      ------------    -----------
                                          (360,808)      (379,592)
Loss before federal income
    taxes .........................     (2,361,318)    (2,096,897)

Benefit for federal income taxes ..       (802,845)          --
                                      ------------    -----------

Net loss ..........................   $ (1,558,473)   $(2,096,897)
                                      ============    ===========

Net loss per share ................   $      (0.26)   $     (0.33)
                                      ============    ===========

Weighted average number of
    shares ........................      6,002,000      6,368,864
                                      ============    ===========

See accompanying notes.

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          1996           1997
                                                       -----------    -----------
OPERATING ACTIVITIES
Net loss ...........................................   $(1,558,473)   $(2,096,897)
Adjustments to reconcile net income to
cash provided by operating activities
     Depreciation and amortization .................     1,850,148      1,112,200
     Provision for bad debt ........................       671,344        387,025
     Equity in loss on investment ..................        75,704           --
     Benefit for deferred income taxes .............      (802,845)          --
     Change in deferred rent .......................          --          (20,118)
     Loss on sale of assets ........................           341           --
     Compensation expense recognized
       for common stock issue ......................        22,500         22,502
     Change in operating assets and
      liabilities:
        Accounts receivable ........................     1,452,599      1,324,353
        Due from agents ............................      (814,698)       405,737
        Prepaid expenses and other .................       870,582        (62,758)
        Other assets ...............................      (162,025)       (17,951)
        Accounts payable and accrued liabilities ...     1,114,244        (73,310)
                                                       -----------    -----------
Net cash provided by operating activities ..........     2,719,421        980,783

INVESTING ACTIVITIES
Purchase of property and equipment .................       (16,964)       (50,420)
Purchase of customer accounts ......................       (15,061)      (186,812)
Proceeds from sale of equipment ....................           800           --
                                                       -----------    -----------
Net cash used in investing activities ..............       (31,225)      (237,232)

FINANCING ACTIVITIES
Proceeds from subordinated note payable ............          --           22,203
Net repayments on revolving line of credit .........    (2,744,360)    (4,555,442)
Net proceeds on contractual obligations  with regard
 to receivable sales agreement .....................          --        3,418,647
Repayments on capital lease obligations ............       (21,000)       (21,000)
Proceeds from issuance of stock ....................          --          350,000
                                                       -----------    -----------
Net cash used in financing activities ..............    (2,765,360)      (785,592)
                                                       -----------    -----------
Net decrease in cash ...............................       (77,164)       (42,041)
Cash, beginning of period ..........................       381,849        828,478
                                                       -----------    -----------
Cash, end of period ................................   $   304,685    $   786,437
                                                       ===========    ===========

                             EQUALNET HOLDING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
NOTE 1 -  MANAGEMENT'S REPRESENTATION

          The consolidated financial statements included herein have been prepared by the management of EqualNet Holding Corp. (the "Company") without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position of the Company as of September 30, 1997, and the results of operation and cash flows for the three months ended September 30, 1996 and 1997.

          It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the three years ended June 30, 1997, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, as amended, which was filed with the Securities and Exchange Commission. The interim results are not necessarily indicative of the results for a full year.


NOTE 2 -  INCOME TAXES

          The Company recorded a valuation allowance amounting to the entire net deferred tax asset balance at June 30, 1997 due to recent operating losses which give rise to uncertainty as to whether the deferred tax asset is realizable. The Company has recorded no income tax benefit for the period ended September 30, 1997.


NOTE 3 -    DEBT REFINANCING

          At June 30, 1997 the Company had a $7.5 million revolving line of credit with a bank which expired July 1, 1997. Interest on the outstanding balance was prime plus 6%. The agreement required the company to meet certain restrictive covenants including tangible net worth and debt to equity ratios. At June 30, 1997 the Company was not in compliance with these covenants.

          The Company replaced the revolving line of credit with a new receivables sale agreement with Receivables Funding Corporation ("RFC") effective June 18, 1997. The new agreement funded on July 7, 1997. The new agreement provides for accounts receivable purchase commitments of up to $8,000,000 for the purchase of the Company's receivables from customers that meet specified eligibility requirements. Funding is based on a percentage of the Company's outstanding receivables and allows for the RFC to cease funding of new receivables without prior written consent at the RFC's option. The program fee applied to the outstanding balance of net purchased receivables is prime plus 4.5% (13% at September 30, 1997)


NOTE 4 -    STOCK SUBSCRIPTION AGREEMENT AND PROMISSORY NOTE

          On July 1, 1997 the Company entered into a stock subscription agreement and received a secured promissory note with a third party investor. Under the terms of the agreement the Company issued 508,968 shares of common stock to the investor for an aggregate purchase price of $1,050,000. The investor paid for the stock by issuing a promissory note to the Company for $1,050,000. The stock issued to the investor was pledged as collateral for the note.

          The investor made two payments under the note totaling $350,000. The remaining scheduled payments were not made, constituting an event of default by the investor. The Company therefore reacquired 373,244 of the 508,968 shares that were purchased by this investor pursuant to the terms of the note. These shares are included on the Balance Sheet as Treasury Shares under the cost method.


NOTE 5 -    LIQUIDITY AND CAPITAL RESOURCES

          On September 25, 1997, the Company announced that it was in discussions with The Willis Group, LLC, a privately held investment partnership ("The Willis Group"), and other third parties relating to a possible transaction or series of transactions in which the Company might ultimately acquire certain assets of a switch-based provider of telecommunications services. The Company simultaneously announced that its negotiations regarding its previously announced merger with another telecommunications company had been terminated. On September 24, 1997, a plan presented by The Willis Group to purchase the switch-based assets of Total National Telecommunications, an operating subsidiary of Total World Telecommunications which is currently in Chapter 7 protection of the United States Bankruptcy Code, was approved by the bankruptcy court administering that case. The Willis Group and other parties are considering contributing these switch-based assets and cash to the Company in exchange for issuance by the company of approximately $5 to $10 million in a combination of stock and convertible debt. Upon successful completion of these transactions, the Company would become a switch- based provider of long distance telecommunications services. The transaction is conditioned upon, among other things, the approval of the Company's stockholders. While the Company believes that these proposed transactions can recapitalize the Company, there can be no assurance such transaction will occur. In the event the proposed recapitalization does not occur, the Company will continue to pursue other options including seeking additional capital and/or an alliance with a strategic partner. In the event no strategic alliance is accomplished, the Company may be required to seek protection under United States bankruptcy laws.

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

          The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company has responded to formal consumer protection inquiries from eleven states. The inquiries do not state specific damage amounts, and the potential liability, if any, is not determinable. The Company believes these inquiries will be resolved satisfactorily, although settlement offers may be made or accepted in instances in which it is determined to be cost effective. At the year ended June 30, 1997, the Company had recorded an accrual of $390,000 for such estimated settlements. No additional accruals were made during the quarter ended September 30, 1997. No assurances can be made however, that the inquiries can be settled for amounts within that currently accrued, that additional states will not begin inquiries or that the current accruals will be sufficient to provide for existing or future settlements. Failure to resolve inquiries satisfactorily or reach a settlement with the regulatory agencies could, in the extreme, result in the inability of the Company to provide long-distance service in the jurisdiction requiring regulatory certification. Any failure to maintain proper certification could have a material adverse effect on the Company's business.

          NOTE 7 - SUBSEQUENT EVENTS

          On October 1, 1997, the Company issued a $1,000,000 convertible secured note to The Willis Group. The note matures on April 1, 1998 and bears interest at the rate of 12% per annum. The note is convertible into shares of the Company's common stock. The rate of conversion is based upon the trading price of the Company's common stock at the time the note is converted. At November 10, 1997 the note was convertible into an approximate aggregate of 1,000,000 shares of the Company's common stock. In addition to the note, The Willis Group was issued warrants to purchase 200,000 shares of the Company's stock at $1.00 per share.

          On October 7, 1997, the Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that the Company was not in compliance with Nasdaq's tangible net assets requirements. Nasdaq informed the Company that failure to comply with this requirement could result in the removal of the Company's stock from trading on the Nasdaq National Market, although trading in the Company's stock could continue on the Overthe-Counter Bulletin Board of the National Association of Securities Dealers (the "OTC"). Nasdaq also requested additional information regarding the Company's plan to achieve compliance with Nasdaq National Market listing requirements.


          The Company believes that successful completion of the proposed transactions with The Willis Group and other parties (see Note 5) could result in the recapitalization of the Company and compliance with Nasdaq National Market listing requirements. There can be no assurance, however, that such transaction will occur. On October 20, 1997 the Company presented the details of the proposed transaction to Nasdaq. On November 7, 1997 Nasdaq responded that it will not continue listing the Company's stock on the Nasdaq National Market due to the uncertainty that the proposed transactions with The Willis Group and other parties will take place. The Company has requested a hearing on the matter with Nasdaq.

          If the Company can not comply with Nasdaq's continued listing requirements then the Company's common stock would no longer trade on the Nasdaq National Market. Instead, the Company's common stock would trade on the OTC, which will have an adverse effect on the liquidity of the Company's stock.

          On October 24, 1997 the Company amended its Carrier Agreement with AT&T. The amendment provides for the modification of the volume commitment under the first two minimum semi-annual revenue commitments ("MSARC") and the modification of certain monitoring conditions of the MSARC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion of operations and financial condition of the Company should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" and "Cautionary Statements".

RESULTS OF OPERATIONS

Sales for the three months ended September 30, 1997 decreased 37.5% to $8.3 million compared with sales of $13.3 million for the same period of the prior year. Gross margin decreased to $2.1 million compared to $3.0 million for the same period of the prior year. The net loss for the three months ended September 30, 1997 was $2.1 million and included no tax benefit. The net loss for the corresponding period in the previous year was $1.6 million and included a tax benefit of $802,000 (an effective rate of 34.0%).

The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income:


                           Three      Three
                           Months     Months
                           Ended      Ended
                          9/30/96    9/30/97

Total revenues ........     100.0%    100.0%
Cost of revenues ......      77.3%     75.2%
                            -----     -----
Gross margin ..........      22.7%     24.8%

Selling, general and
administrative expenses      23.9%     32.0%
Depreciation and
amortization ..........      13.9%     13.4%
                            -----     -----

Operating income
(loss) ................     (15.1%)   (20.6%)

Other income (expense)
  Interest income .....       0.0%      0.0%
  Interest expense ....      (2.0%)    (4.2%)
  Miscellaneous .......      (0.7%)    (0.3%)
                            -----     -----
                             (2.7%)    (4.5%)

Income before federal
income taxes ..........     (17.8%)   (25.1%)

Provision for federal
income taxes ..........      (6.0%)     0.0%
                            -----     -----

Net Income ............     (11.8%)   (25.1%)
                            =====     =====

   SALES

   The Company experienced a decrease in sales in the three months ended September 30, 1997 of 37.5% to $8.3 million compared to $13.3 million for the comparable period of the prior year. The decrease was due primarily to a decrease in the number of customer accounts and a corresponding decrease in billable minutes. Total billable minutes for the quarter ended September 30, 1997 decreased 30.6% to 29.5 million minutes from 42.5 million minutes for the same period of the prior year.

   The decline in revenues and billable minutes was the result of the continued rate of attrition for existing customers and a continuing decline in order activity. The Company's continuing liquidity problems during this time frame have not allowed for the funding of order activity as significant as that in the same period of the prior year.

   COST OF SALES

   The cost of sales for the three months ended September 30, 1997 decreased 39.1% to $6.3 million compared to $10.3 million for the comparable period of the prior year. The decrease was primarily attributable to a decrease in sales. Cost of sales as a percentage of sales decreased to 75.2% for the three months ended September 30, 1997 from 77.3% for the corresponding period in the previous year. The primary cause of the decrease was the reduction in the Company's cost of long distance from its primary underlying carrier.

   The Company's cost of long-distance (which is a component of cost of sales) decreased as a percentage of sales to 54.5% from 63.2% for the three months ended September 30, 1997 and 1996, respectively. The decrease in the percentage in the first quarter of fiscal 1997 is the result of the Company reducing its cost of long distance by negotiating more favorable rates with providers.

   Commission expense as a percent of sales increased to 7.4% for the first quarter of fiscal 1998, compared to 3.5% for the first quarter of fiscal 1997. This increase reflects the Company's return to acquiring new customers utilizing advances and residual commissions rather than through purchased orders.

   Billing expense as a percentage of sales increased to 8.4% for the three months ended September 30, 1997 compared to 5.6% for the same period in the previous year. This is a result of the Company continuing to shift customers to billing through Local Exchange Carriers ("LECs"). Billings through the LECs represented 45.7% and 11.5% of the Company's revenues for the three months ended September 30, 1997 and 1996, respectively. The cost of billing through LECs is generally greater than billing customers through independent billing companies. However, the Company also believes that LEC billing will result in reduced bad debt expense and customer attrition. In addition, because the majority of customer service is performed by the LECs, the Company has been able to reduce overhead related to the cost of servicing these customers directly.

   Bad debt expense as a percentage of sales for the three months ended September 30, 1997 was 4.6% of sales as compared to 5.0% for the three months ended September 30, 1996.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased 16.1% to $2.7 million for the three months ended September 30,1997, from $3.2 million for the same period of the prior year. Selling, general and administrative expenses increased as a percentage of sales to 32.0% for the three months ended September 30,1997 from 23.9% for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of sales relates primarily to the substantial decrease in revenues and the corresponding loss of back office economies of scale.

   Salary expense decreased $405,000 for the quarter ended September 30,1997 compared to the same quarter of the previous year. Staffing reductions were the primary cause for the decrease in salary expense. Staffing decreased from 173 employees at September 30, 1996 to 115 employees at September 30, 1997. The remaining decrease in comparing the three month results is due to overall cost reduction efforts.

   During the comparative three month periods departmental direct expenses increased $10,000 and administrative costs have decreased by $98,000. Lease expense over the comparative periods decreased approximately $17,000.


   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization decreased 39.9% to $1.1 million for the quarter ended September 30, 1997 as compared to $1.9 million for the same period in the previous year. The decrease is the result of the write off of significant purchases of customer accounts during the 1997 fiscal year. Purchased accounts are amortized utilizing a declining balance method. The write offs resulted in significant reductions in quarterly amortization expense.


   LIQUIDITY AND CAPITAL RESOURCES

   The Company generated $981,000 in cash flow from operations for the three months ended September 30, 1997, compared to $2.7 million for the same period of the prior year. Cash flow from operations was generated primarily through the increase of the payables to providers and other vendors and the decrease in net accounts receivable due to aggressive collection of accounts receivable.

   Cash used in investing activities totaled $237,000 for the three months ended September 30, 1997, compared to $31,000 for the same period of the previous year. The primary use of cash for investing activities during the period ended September 30, 1997 was for the purchase of fixed assets including additional computer hardware and software related to the Company's billing system and advances to agents.

   Net cash used in financing activities was $786,000 for the three months ended September 30, 1997. The majority of this amount was used to repay borrowings under the Company's line of credit. The Company's declining revenue base, and the resulting reduction in receivables, have resulted in a significant decrease in funds available under the Company's receivables funding arrangement. The use of cash was offset by $350,000 in proceeds received from the issuance of stock to a private investment group.

   On September 25, 1997, the Company announced that it was in discussions with The Willis Group, LLC, a privately held investment partnership, and other third parties relating to a possible transaction or series of transactions in which the Company might ultimately acquire certain assets of a switch-based provider of telecommunications services and that its previously announced merger with another telecommunications company had been terminated. On September 24, 1997, a plan presented by The Willis Group to purchase the switch-based assets of Total National Telecommunications, an operating subsidiary of Total World Telecommunications which is currently in Chapter 7 protection of the United States Bankruptcy Code, was approved by the bankruptcy court administering the case. As part of these discussions, The Willis Group and other parties are considering an equity contribution to the Company for approximately $5 to $10 million in a combination of stock and convertible debt. Upon successful completion of these transactions, which are subject to execution of definitive agreements and shareholder approval, the Company would become a switch-based provider of long distance telecommunications services. While the Company believes that the potential transaction with The Willis Group can recapitalize the Company, there is currently no assurance such transaction will occur. In the event the proposed recapitalization does not occur, the Company will continue to pursue other options including seeking additional capital and/or an alliance with a strategic partner. In the event no strategic alliance is accomplished, the Company may be required to seek protection under United States bankruptcy laws.


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

ITEM 2.  CHANGES IN SECURITIES

         On July 1, 1997, the Company sold 508,968 shares (the "Securities") of the Company's common stock, par value $.01 per share, to Lexus Commercial Enterprises, Ltd. (the "Purchaser") for $2.063 per share, for an aggregate purchase price of $1,050,000 (the "Purchase Price"). The Purchase Price was paid by a secured promissory note made payable to the order of the Company in an aggregate principal amount of the Purchase Price (the "Note"). The Note was secured by a pledge of the Securities and bore interest at an annual rate equal to 8%. After certain installments on the Note were not paid, the Company exercised its rights as a secured creditor under the Note and reacquired 373,244 of the Securities.

         The Company believes that the offering and sale of the Securities is exempt from registration under section 4(2) of the Securities Act of 1933 (the "Act") and under Regulation D and S promulgated thereunder.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including without limitation, statements regarding the Company's financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectation of such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Cautionary Statements" and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

         CAUTIONARY STATEMENTS:

         See "Special Note Regarding Forward-Looking Statements".

         NO ASSURANCE OF ADDITIONAL NECESSARY CAPITAL - The Company continues to pursue additional financing of between $3 million and $10 million in debt or equity. If the Company is unsuccessful in achieving this objective sufficient to meet the Company's liquidity needs, it will be necessary to seek an alliance with a strategic partner, or in the event no such strategic alliance is accomplished, the Company may be required to seek protection under United States bankruptcy laws.

         POTENTIAL DELISTING - On October 7, 1997 the Nasdaq notified the Company that the Company was not in compliance with the Nasdaq's tangible net assets requirements. On November 7, 1997 Nasdaq notified the Company that it will not continue listing the Company's stock on the Nasdaq National Market.

         The Company has requested a formal hearing on the matter with Nasdaq; however, there can be no assurance that the Company's common stock will continue to be listed on the Nasdaq National Market. If it is not so listed, the Company would apply to have the Company's common stock qualify for trading on the Over-the-Counter market. There can be no assurance that a market for the Company's common stock would continue.

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

         DEPENDENCE ON AT&T AND OTHER FACILITIES-BASED CARRIERS - The Company does not own transmission facilities and currently depends primarily upon AT&T and, to a lesser extent, upon Sprint, through its contract with The Furst Group, to provide the telecommunications services that it resells to its customers and the detailed information upon which it bases its customer billings. The Company's near-term ability to expand its business depends upon whether it can continue to maintain favorable relationships with these carriers. Although the Company believes that its relationships with these carriers are good and should remain so with continued contract compliance, the termination of the Company's current contract with AT&T or the loss of the telecommunications services that the Company receives from AT&T or Sprint (through the Furst Group) could have a material adverse effect on the Company's results of operations and financial condition.

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

         RELATIONSHIPS WITH STATE REGULATORY AGENCIES - The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company is presently responding to consumer protection inquiries from eleven states. The Company believes these inquiries will be resolved satisfactorily, although settlement offers may be made or accepted in instances in which it is determined to be cost effective. During the year ended June 30, 1997, the Company had an accrual of $390,000 for such estimated settlements. No additional accruals were made for the period ended September 30, 1997. No assurances can be made however, that additional states will not begin inquiries or that the current accrual will be sufficient to provide for existing or future settlements. Failure to resolve inquiries satisfactorily or reach a settlement with the regulatory agencies could, in the extreme, result in the inability of the Company to provide long-distance service in the jurisdiction requiring regulatory certification. Any failure to maintain proper certification in jurisdictions in which the Company provides a significant amount of intrastate long-distance service could have a material adverse effect on the Company's business.

         VOLATILITY OF SECURITIES PRICES - Historically, the market price of the Common Stock has been highly volatile. During the period January 1, 1996 to September 30, 1997, the market price for the Common Stock as reported by The Nasdaq Stock Market has ranged from a high of $10-1/2 per share to a low of $0-9/16 per share. There can be no assurance that the market price of the Common Stock will remain at any level for any period of time or that it will increase or decrease to any level. Changes in the market price of the Common Stock may bear no relation to EqualNet's actual operational or financial results.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a.    Exhibits

                    10.1 Subscription Agreement, dated as of July 1, 1997 among the Company and Lexus Commercial Enterprises, Ltd.

                    10.2 Secured Promissory Note, dated as of July 1, 1997, made by Lexus Commercial Enterprises, Ltd.
                          In favor of the Company.

                    27.1  Financial Data Schedule

               b.    Reports on Form 8-K

                     The Company filed a Current Report on Form 8-K on July 10, 1997, reporting under items 5, 7, and 9. The Company filed a Current Report on Form 8-K on July 22, 1997 reporting under items 5 and 7.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EQUALNET HOLDING CORP.



   Date November 14, 1997              /s/ MICHAEL L. HLINAK
                                           Michael L. Hlinak,
                                           Executive Vice President
                                           and Chief Financial Officer

                                        (duly authorized officer and
                                         principal financial officer)