Form 10-K/A
period 1997-06-30
EQUALNET HOLDING CORP
filed 1998-01-20
CIK 936163

------------------------------------------------------------------------------
                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NUMBER 3 TO
                                     FORM 10-K
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

      Yes  [X]  No  [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock (common stock) held by non-affiliates of registrant as of January 15, 1998

                                                           $6,660,968

Number of shares of registrant's common stock outstanding as of January 15, 1998

                                                            6,660,968

                               EXPLANATORY NOTE

This form 10-K/A amends Items 7, 8 and 14 of the Annual report on Form 10-K as amended by Amendments No. 1 and 2 to Annual Report on Form 10K on 10-k/A, of EqualNet Holding Corp. ("EqualNet" or the "Company") for the year ended June 30, 1997.

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

RESULTS OF OPERATIONS

      The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income and expenses:

                                                  Percentage of Total Revenues
                                                    Fiscal Year Ended June 30,
                                          ------------------------------------------
                                            1993     1994     1995     1996     1997
                                          ------   ------   ------   ------   ------
Total sales ...........................    100.0%   100.0%   100.0%   100.0%   100.0%
Cost of sales .........................     86.8     81.4     80.5     78.9     74.0
                                          ------   ------   ------   ------   ------
Gross margin ..........................     13.2     18.6     19.5     21.1     26.0
Selling, general and administrative
expenses ..............................      9.5     14.9     13.1     17.5     26.7
Depreciation and amortization .........      0.4      0.8      2.0      7.6     12.9

Write down of long term assets ........     --       --       --        8.8      9.4
                                          ------   ------   ------   ------   ------
Operating income (loss) ...............      3.3      2.9      4.4    (12.8)   (23.0)
Other income (expense):
   Interest income ....................      0.2      0.1      0.7      0.1      0.0
   Interest expense ...................     (0.4)    (0.4)    (0.8)    (0.9)    (2.2)
   Miscellaneous ......................     --        2.4     (0.1)    (0.6)    (1.9)
                                          ------   ------   ------   ------   ------
Income (loss) before federal
income taxes and extraordinary item ...      3.1      5.0      4.2    (14.2)   (27.1)
Provision (benefit) for federal
income taxes ..........................     --       --        0.7     (3.4)     5.0
                                          ------   ------   ------   ------   ------
Net income (loss) .....................      3.1%     5.0%     3.5%   (10.8)%  (32.1)%
                                          ======   ======   ======   ======   ======

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

      TOTAL COST OF SALES. The Company's cost of sales, which are variable, decreased from $61.8 million in fiscal 1996 to $34.5 million for the year ended June 30, 1997, a decrease of 44.2%. This decrease was a result of a decrease in the Company's sales. The Company's cost of long distance (which is a component of cost of sales) improved as a percentage of sales, decreasing from 63.6% to 55.6% for the years ended June 30, 1996 and 1997, respectively. The improvement in the percentage is the result of the renegotiation of the company's contracts with its carriers and from the recognition of a one-time credit from AT&T. The Company negotiated an 8% improvement in the interstate rate it receives from AT&T in May 1996 followed by an 8% improvement again in November 1996 and another 8% improvement in May 1997. Additionally, the Company was granted a one-time credit of $1.2 million as part of the new contract with AT & T, effective May 1, 1997 and a $400,000 backlog of carrier disputes being processed by the Company and credited by the Company's carriers in March 1997. The carrier dispute backlog was the result of difficulties AT & T encountered in processing the Company's disputed long distance usage which had accumulated over an extended period of time.

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


      CASH FLOW FROM OPERATIONS. The Company generated (used) net cash of ($1,172,798) and $3,974,000 in operating activities in fiscal 1996 and 1997, respectively. Cash from net losses adjusted for non-cash expenses decreased from a source of $6.0 million in fiscal year 1996 to a use of cash of $1.7 million in 1997. This use in fiscal 1997 was offset by the change in operating assets and liabilities, including a $3.6 million change in accounts receivable, a $2.9 million change in accounts payable and a $1.5 million change in prepaid expenses and other. Accounts receivable decreased as revenues continued their decline throughout fiscal 1997 and due to continued improvement in collection activities by the Company. Accounts payable, particularly the payable to providers of long-distance, increased as a result of the extended payment terms negotiated by the Company. The decrease in prepaid expenses and other was primarily the receipt of a $1.3 million federal tax refund during fiscal 1997. Offsetting these sources was the use of cash for advances paid to agents for orders, resulting in the increase in the amounts due from agents, and for the change in other assets, $552,000 of which were advances to UNS. The Company is involved in negotiations with the attorneys general for eleven states concerning alleged consumer protection violations in the marketing of long distance service by the Company's independent contractor sales agents in those states. The attorneys general have indicated that they will not seperately negotiate with the Company to attempt to resolve these matters. The Company is not currently able to pay the amounts being demanded by the group of state attorneys general to settle these matters unless such payments are to be made over an extended period of time. See Item 3 Legal Proceedings.


      CASH FLOW FROM INVESTING ACTIVITIES. Net cash used in investing activities decreased significantly from $12.9 million in fiscal 1996 to $344,000 in fiscal 1997. During fiscal year 1995 the Company purchased a book of customer accounts for $8.5 million. The Company expended $3.4 million for computer equipment and related software development in 1996. Because of the liquidity concerns the Company experienced during fiscal 1997 the Company consciously restricted investing activities. The Company invested $272,000 in property, plant and equipment, $141,000 of which was for the completion of the in-house billing system which was placed into service in February 1997. In addition, the Company reverted from its policy of buying orders from its agents to a strategy of advancing commissions which, if the advances are recovered by the Company, will provide the agents with a continuing revenue stream. As such, the Company expended only $76,000 on purchased orders during fiscal 1997.


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

      WORKING CAPITAL AND LONG CASH CYCLE. Customer billings for long-distance services are generated from detailed call records which are generally available from the carrier on or about the tenth day of the month following the month of customer usage. Customer invoices usually are generated within ten days thereafter and are due by the 34th day following the month of customer usage. However, the Company historically collects a large portion of receivables after the scheduled due date, resulting in an average cash cycle of approximately 60 days. Since the Company's underlying carriers historically have been paid within 35 days following the month of usage, delays in receipt of customer payments have resulted in significant working capital needs. The Company has currently negotiated extended payment terms with its primary underlying carrier which extend payment terms on newly generated costs in excess of 60 days. In addition, the Company has negotiated terms with its current carriers on past due obligations which allow the Company to satisfy the obligations over the next four to eight months. Failure to comply with the negotiated terms could result in the acceleration of the demand for payment and, in the extreme, could result in the termination of the Company's underlying service. There can be no assurance that the Company can continue to obtain concessions from its carriers. Should the Company be unable to meet the currently agreed to terms or, should the Company be unable to continue to negotiate favorable terms, it would be required to fund the obligations through its operating cash flow, funds available under its borrowing arrangement, third-party sources of capital and working capital. If required at this time, such funds would not be available to satisfy the obligations when due and the carrier could terminate the Company's underlying service.

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

      HISTORICAL CAPITAL RESOURCES. To date, the external funds necessary to fund the Company's capital requirements arising from capital expenditures, acquisitions and working capital have been provided primarily from bank credit financing , third-party sources of capital and the proceeds from the Company's initial public offering. Maximum borrowings under the Company's line of credit increased from $100,000 in 1992 to $7.5 million in 1997. The Company's credit facility at June 30, 1997 provided for a borrowing base that was dependent upon the amount and aging of accounts receivable. As of June 30, 1997, the borrowing base under the credit facility was estimated to be $4.7 million. Under this facility the interest on the outstanding balance accrued at a rate equal to prime plus 6% (14.5% at June 30, 1997). The line of credit was secured by the Company's accounts receivable. As of June 30, 1997, approximately $189,000 of borrowings were available under the credit facility. The Company replaced the credit facility under which borrowings at June 30, 1997 were outstanding with a new arrangement effective June 18, 1997 and which funded July 7, 1997. The new agreement bases borrowing capacity on a percentage of the Company's outstanding receivables up to a maximum allowable amount of $8,000,000 and allows for the lender to cease funding of new receivables without prior written notice at the lenders option. Interest on the outstanding balance is prime plus 4.5% per annum. Should the lender cease to provide financing in accordance with its option, the Company would be forced to seek immediate replacement of the facility to provide working capital. Current sources of funds from operations and working capital would be insufficient to provide funds adequate to continue funding operations. In the event the Company would be unable to find an immediate replacement of the funds, it would seek an alliance with a strategic partner, or in the event no such strategic alliance were accomplished, the Company would be required to seek protection under United States bankruptcy laws.

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

LEGAL LIABILITIES

      The Company has been involved in negotiations with attorneys general for eleven states concerning alleged consumer protection violations in the marketing of long-distance service by the Company's independent contractor sales agents in those states. The State Attorneys General originally demanded a settlement payment in the total amount of $750,000. The Company and the Attorneys General reached an agreement on December 22, 1997 on a settlement of claims without an admission of liability by the Company. This settlement will require the company to make payments to the various Attorneys General involved in a total amount of $225,000 on or before February 28, 1998. The Company has accrued $390,000 for the anticipated settlement of such claims based on preliminary settlement negotiations with the State Attorneys General during fiscal 1996 and 1997.


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

CARRIER COMMITMENTS - The Company has significant commitments with its primary carrier to resell long-distance services. The Company's contract with its carrier contains clauses that could materially and adversely impact the Company should the Company incur a shortfall in meeting its commitments. Although the Company has from time to time failed to meet its commitment levels under a particular contract and in each case has been able to negotiate a settlement with the carrier which resulted in no penalty being incurred by the Company, there can be no assurances that the Company will be able to reach similar favorable settlements with its carriers in the event that the Company should fail to meet its future commitments. The Company continues to experience such delays whenever it sends large numbers of new customer orders to AT & T for provisioning.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      The financial statements and supplementary financial information required to be filed under this Item are presented on pages 19 through 40 of this Annual Report on Form 10-K, and are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)     DOCUMENTS INCLUDED IN THIS REPORT:

        1.   FINANCIAL STATEMENTS                                           PAGE

        Report of Independent Auditors

        Consolidated Balance Sheets as of June 30, 1996
          and 1997

        Consolidated Statements of Operations for the years ended June 30, 1995, 1996 and 1997

        Consolidated Statements of Shareholders' Equity (Deficit) for the years ended June 30, 1995, 1996 and 1997

        Consolidated Statements of Cash Flows for the years ended
          June 30, 1995, 1996 and 1997

        Notes to Financial Statements

        2.  FINANCIAL STATEMENT SCHEDULES


        Schedule II-Valuation and Qualifying Accounts


(B)     REPORTS ON FORM 8-K:

        None.

(C)     EXHIBITS:


        Exhibits designated by the symbol * are filed with this Amendment No.3 to Annual Report on Form 10-K/A. All exhibits not so designated are incorporated by reference to a prior filing as indicated.


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

EXHIBIT NO. DESCRIPTION

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33- 88742); filed on February 13, 1995).

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


10.1 AT&T Billing Service Agreement between EqualNet and AT&T Communications, Inc., as amended by letter agreement dated October 28, 1994, between EqualNet and AT&T Corp. (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S- 1 (Registration No. 33-88742) filed on January 24, 1995).

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

10.4 **EqualNet Holding Corp. Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1996, filed October 15, 1996).

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

10.8 **Promissory Note by Zane D. Russell in favor of EqualNet (incorporated by reference to Exhibit 10.16 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed on January 24, 1995).

10.9 **Promissory Note by Marc R. Smith in favor of EqualNet (incorporated by reference to Exhibit 10.17 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

10.10 **Promissory Note by Byron A. Russell in favor of EqualNet (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed January 24, 1995).

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

10.13 Note and Warrant Purchase Agreement, dated February 3, 1997, among the Company , EqualNet Corporation , a Delaware corporation, and The Furst Group, Inc., a New Jersey corporation. ( incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed May 15, 1997)

10.14 Warrant for Purchase of Common Stock, issued February 11, 1997. ( incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q, filed May 15, 1997)

10.15 Security Agreement, dated February 11,1997, among the Company, its subsidiaries and The Furst Group, Inc., a New Jersey corporation. ( incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q, filed May 15, 1997)

10.16 Right in the Event of Change of Control, dated February 11, 1997. ( incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q, filed May 15, 1997)

10.17 Financing agreement between Receivables Funding Corporation and EqualNet Holding Corporation, dated June 18, 1997 ( incorporated by reference to
        Exhibit 10.17 to Amendment 2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997, filed on October 28, 1997)

10.18 Carrier Agreement between AT & T and EqualNet Corporation, dated May 13, 1997 ( certain confidential portions of this exhibit have been omitted pursuant to a request for confidential . treatment pursuant to Rule 246-2 under the Securities Exchange Act of 1934, incorporated by reference to Exhibit 10.18 to Amendment 2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997, filed on October 28, 1997)

10.19 **Employment Agreement dated April 1, 1997 between Michael L. Hlinak and the Company. (incorporated by reference to Exhibit 10.19 to Amendment 2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997, filed October 28, 1997)

21.1    List of Subsidiaries of EqualNet. (incorporated by reference to Exhibit
        21.1 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1997, filed September 28, 1997)

23.1    *Consent of Ernst & Young LLP.

27.1 Financial Data Schedule. (incorporated by reference to Exhibit 27.1 to Registrant's Annual Report on Form 10-K for the year ended June 30, 1997, filed September 28, 1997)

INDEX TO FINANCIAL STATEMENTS                                               PAGE

        Report of Independent Auditors

        Consolidated Balance Sheets as of June 30, 1996 and 1997

        Consolidated Statements of Operations for the years ended
          June 30, 1995, 1996 and 1997

        Consolidated Statements of Shareholders' Equity (Deficit) for the years ended June 30, 1995, 1996 and 1997

        Consolidated Statements of Cash Flows for the years ended
          June 30, 1995, 1996 and 1997

        Notes to Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
EqualNet Holding Corp.

We have audited the accompanying consolidated balance sheets of EqualNet Holding Corp. and subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity(deficit), and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, in fiscal 1997 the Company changed its method of accounting for long- lived assets.

                                                    ERNST & YOUNG LLP

Houston, Texas
September 25, 1997

                            EQUALNET HOLDING CORP.
                         CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,        JUNE 30,
                                                       1996            1997
                                                   ------------    ------------
ASSETS
Current assets
  Cash and equivalents .........................   $    381,849    $    828,478
  Accounts receivable, net of allowance for
    doubtful accounts of $3,284,886 at
    June 30,1996 and $1,450,954 at June 30,
                                            1997     14,372,858       9,048,961
  Receivable from officers .....................         28,367          28,367
  Due from agents, net of allowances of
    $1,000,000 at June 30, 1996 and $0 at
    June 30, 1997 ..............................      1,640,808       2,907,922
  Prepaid expenses and other ...................        582,052         285,516
  Recoverable federal income taxes .............      1,302,595            --
  Deferred tax asset ...........................        696,868            --
                                                   ------------    ------------
Total current assets ...........................     19,005,397      13,099,244

Property and equipment
  Computer equipment ...........................      3,172,950       3,435,121
  Office furniture and fixtures ................      1,204,880       1,209,032
  Leasehold improvements .......................      1,174,510       1,174,777
                                                   ------------    ------------
                                                      5,552,340       5,818,930
  Accumulated depreciation and amortization ....     (1,864,068)     (3,028,768)
                                                   ------------    ------------
                                                      3,688,272       2,790,162
Customer acquisition costs, net of
  accumulated amortization of $5,379,338 at
  June 30, 1996 and $13,050,667 at June 30,
  1997..........................................      9,019,774       1,262,939
Deferred tax asset .............................      1,531,209            --
Other assets ...................................      1,273,240       1,027,507
Goodwill, net of accumulated
amortization of $46,020 ........................           --           982,308
                                                   ------------    ------------
Total assets ...................................   $ 34,517,892    $ 19,162,160
                                                   ============    ============

                           See accompanying notes.

                            EQUALNET HOLDING CORP.
                         CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,        JUNE 30,
                                                       1996            1997
                                                   ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable .............................   $  2,057,092    $  1,858,065
  Accrued expenses .............................        879,484       1,398,319
  Accrued sales taxes ..........................        912,123         591,182
  Brokerage commissions payable ................        177,891         151,755
  Payable to providers of long distance
    services ...................................      7,116,916       7,977,531
    Current maturities of capital lease
obligations ....................................         90,000          51,000
  Notes payable to long distance provider ......           --         1,183,059
  Revolving line of credit .....................     10,654,245       4,555,442
                                                   ------------    ------------
Total current liabilities ......................     21,887,751      17,766,353

Subordinated note payable ......................           --         2,864,058
Long term obligations under capital leases .....         45,000            --
Deferred rent ..................................        201,143         220,288
Commitments and contingencies
Shareholders' equity (deficit)
  Preferred stock (non-voting), $.01 par value
    Authorized shares - 1,000,000 at June 30,
    1996 and 1997 Issued and outstanding
    shares - 0 at June 30, 1996 and 1997 .......           --              --
  Common stock, $.01 par value
    Authorized shares - 20,000,000 at June 30,
    1996 and 1997 Issued and outstanding shares
    - 6,023,750 at June 30, 1996, and 6,173,750
    at June 30, 1997 ...........................         60,237          61,738
  Treasury stock at cost: 21,750 shares at
    June 30, 1996 and June 30, 1997 ............       (104,881)       (104,881)
  Additional paid in capital ...................     19,942,428      20,390,927
  Stock warrants ...............................           --           368,000
  Deferred compensation ........................       (335,836)       (245,829)
  Retained deficit .............................     (7,177,950)    (22,158,494)
                                                   ------------    ------------
Total shareholders' equity (deficit) ...........     12,383,998      (1,688,539)
                                                   ============    ============
Total liabilities and shareholders' equity
(deficit) ......................................   $ 34,517,892    $ 19,162,160
                                                   ============    ============

                           See accompanying notes.

                            EQUALNET HOLDING CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEAR ENDED JUNE 30,
                                   --------------------------------------------
                                       1995            1996            1997
                                   ------------    ------------    ------------
Sales ..........................   $ 67,911,405    $ 78,354,858    $ 46,588,496
Cost of Sales ..................     54,655,313      61,807,113      34,481,128
                                   ------------    ------------    ------------
Gross Profit ...................     13,256,092      16,547,745      12,107,368

Selling, general and
  administrative expenses ......      8,936,102      13,719,573      12,453,814
Depreciation and amortization ..      1,355,832       5,933,890       5,999,898
Write down of assets ...........           --         6,882,661       4,400,000
                                   ------------    ------------    ------------
Operating income (loss) ........      2,964,158      (9,988,379)    (10,746,344)

Other income (expense)
Interest income ................        498,280          55,546           3,685
Interest expense ...............       (526,733)       (679,745)     (1,022,284)
Other expense ..................        (64,403)       (464,688)       (870,290)
                                   ------------    ------------    ------------
                                        (92,856)     (1,088,887)     (1,888,889)
Income (loss) before federal
  income taxes .................      2,871,302     (11,077,266)    (12,635,233)

Provision (benefit) for federal
  income taxes .................        507,057      (2,659,853)      2,345,311
                                   ------------    ------------    ------------
Net income (loss) ..............   $  2,364,245    $ (8,417,413)   $(14,980,544)
                                   ============    ============    ============
Net loss per share .............                   $      (1.40)   $      (2.46)
                                                   ============    ============
Unaudited pro forma information

Pro forma adjustment for taxes .       (612,751)

Pro forma net income ...........   $  1,751,494
                                   ============
Pro forma net income per share .   $       0.38
                                   ============
Weighted average number of
  shares .......................      4,618,043       6,017,332       6,096,932
                                   ============    ============    ============

                           See accompanying notes.

                             EQUALNET HOLDING CORP.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                         EQUALNET          EQUALNET          EQUALNET          ADDITIONAL
                                       CORPORATION       HOLDING CORP.     HOLDING CORP.        PAID-IN
                                       COMMON STOCK      COMMON STOCK     TREASURY STOCK        CAPITAL
                                     ---------------    ---------------   ---------------    ---------------
Balance, June 30, 1994 ...........   $         2,000    $          --     $          --      $        34,907
  Shareholder distributions ......              --                 --                --                 --
  Net Income ($0.61 per share) ...              --                 --                --                 --
  Exchange of stock (2,000 shares
    of EqualNet Corporation common
    stock for 4,000,000 shares of
    EqualNet Holding Corp. common
    stock) .......................            (2,000)            40,000              --              (34,907)
  Issuance of stock (1,810,000
    shares) ......................              --               18,100              --           17,831,690
  Issuance of stock (150,111
    shares) ......................              --                1,501              --            1,534,145
  Grant rights to 63,638 shares
    of stock to key employees ....              --                  636              --              699,364
  Amortization of deferred
    compensation .................              --                 --                --                 --
                                     ---------------    ---------------   ---------------    ---------------
Balance, June 30, 1995 ...........              --               60,237              --           20,065,199
  Forfeiture of 18,182 shares
    of stock granted to key
    employees ....................              --                 --             (77,229)          (122,771)
  Forfeiture of 3,658 shares of
    stock granted to key
    employees for tax
    withholdings payable .........              --                 --             (27,652)              --
  Net Loss ($1.40 per share) .....              --                 --                --                 --
  Amortization of deferred
    compensation .................              --                 --                --                 --
                                     ---------------    ---------------   ---------------    ---------------
Balance, June 30, 1996 ...........              --               60,237          (104,881)        19,942,428
  Net Loss ($1.40 per share) .....              --                 --                --                 --
  Common stock and warrants
    issued in acquisition ........              --                1,501              --              448,499
  Stock warrants issued with
    debt .........................              --                 --                --                 --
  Amortization of deferred
    compensation .................              --                 --                --                 --
                                     ---------------    ---------------   ---------------    ---------------

Balance, June 30, 1997 ...........   $          --      $        61,738   $      (104,881)   $    20,390,927
                                     ===============    ===============   ===============    ===============
                                                                              RETAINED
                                        DEFERRED                              EARNINGS
                                      COMPENSATION         WARRANTS           (DEFICIT)            TOTAL
                                     ---------------    ---------------   ---------------    ---------------
Balance, June 30, 1994 ...........   $          --      $          --     $     1,313,791    $     1,350,698
  Shareholder distributions ......              --                 --          (2,435,480)        (2,435,480)
  Net Income ($0.61 per share) ...              --                 --           2,364,245          2,364,245
  Exchange of stock (2,000 shares
    of EqualNet Corporation common
    stock for 4,000,000 shares of
    EqualNet Holding Corp. common
    stock) .......................              --                 --              (3,093)              --
  Issuance of stock (1,810,000
    shares) ......................              --                 --                --           17,849,790
  Issuance of stock (150,111
    shares) ......................              --                 --                --            1,535,646
  Grant rights to 63,638 shares
    of stock to key employees ....          (700,000)              --                --                 --
  Amortization of deferred
    compensation .................            40,825               --                --               40,825
                                     ---------------    ---------------   ---------------    ---------------
Balance, June 30, 1995 ...........          (659,175)              --           1,239,463         20,705,724
  Forfeiture of 18,182 shares
    of stock granted to key
    employees ....................           200,000               --                --                 --
  Forfeiture of 3,658 shares of
    stock granted to key
    employees for tax
    withholdings payable .........              --                 --             (27,652)
  Net Loss ($1.40 per share) .....              --                 --          (8,417,413)        (8,417,413)
  Amortization of deferred
    compensation .................           123,339               --                --              123,339
                                     ---------------    ---------------   ---------------    ---------------
Balance, June 30, 1996 ...........          (335,836)              --          (7,177,950)        12,383,998
  Net Loss ($1.40 per share) .....              --                 --         (14,980,544)       (14,980,544)
  Common stock and warrants
    issued in acquisition ........              --              199,000              --              649,000
  Stock warrants issued with
    debt .........................              --              169,000              --              169,000
  Amortization of deferred
    compensation .................            90,007               --                --               90,007
                                     ---------------    ---------------   ---------------    ---------------

Balance, June 30, 1997 ...........   $      (245,829)   $       368,000   $   (22,158,494)   $    (1,688,539)
                                     ===============    ===============   ===============    ===============

                             See accompanying notes.

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEARS ENDED JUNE 30,
                                         --------------------------------------------
                                             1995            1996            1997
                                         ------------    ------------    ------------
OPERATING ACTIVITIES
Net income (loss) ....................   $  2,364,245    $ (8,417,413)   $(14,980,544)
Adjustments to reconcile net income
(loss) to cash provided by (used in)
operating activities:
  Depreciation and amortization ......      1,355,832       5,933,890       5,999,898
  Provision for bad debt .............      1,033,160       3,820,701       1,726,929
  Provision for due from agents ......           --         1,000,000            --
  Provision (benefit) for deferred
    income taxes .....................        (43,986)     (3,486,686)      2,228,077
  Loss on sale of assets .............           --             1,508             341
  Imputed interest on note payable ...           --              --            33,058
  Compensation expense recognized
    for common stock issue ...........         40,825         123,339          90,007
  Write down of long term assets .....           --         6,882,661       4,400,000
  Credit from carrier ................           --              --        (1,200,000)
  Change in operating assets and
    liabilities:
    Accounts receivable ..............    (15,067,615)      2,068,102       3,596,968
    Due from agents ..................           --        (3,104,424)     (1,765,853)
    Prepaid expenses and other .......        (14,667)       (519,802)      1,467,672
    Other assets .....................       (268,160)       (562,786)       (479,207)
    Accounts payable and accrued
    liabilities ......................      9,859,253      (4,911,888)      2,856,222
                                         ------------    ------------    ------------
Net cash provided by (used in)
operating activities .................       (741,113)     (1,172,798)      3,973,568

INVESTING ACTIVITIES
Purchase of property and equipment ...     (3,291,321)     (4,404,531)       (272,010)
Proceeds from certificates of deposit         300,000            --              --
Proceeds from notes receivable .......        209,245            --              --
Proceeds from sale of equipment ......           --             1,010           4,331
Purchase of customer accounts ........    (10,493,960)     (8,468,472)        (76,457)
                                         ------------    ------------    ------------
Net cash used in investing activities     (13,276,036)    (12,871,993)       (344,136)

FINANCING ACTIVITIES
Proceeds from subordinated note
  payable ............................           --              --         3,000,000
Repayments on long term debt .........        (84,379)           --              --
Proceeds from revolving line of credit     57,875,733      88,316,775      45,610,000
Repayments on revolving line of credit    (57,329,188)    (78,715,170)    (51,708,803)
Proceeds from sale leaseback
transaction ..........................           --         1,434,144            --
Repayments on capital lease
obligations ..........................        (63,000)       (108,000)        (84,000)
Proceeds from issuance of stock ......     19,385,436            --              --
Shareholder distributions ............     (2,435,481)           --              --
Acquisition of treasury stock ........           --           (27,652)           --
                                         ------------    ------------    ------------
Net cash provided by (used in)
 financing activities ................     17,349,121      10,900,097      (3,182,803)
                                         ------------    ------------    ------------
Net increase (decrease) in cash and
  equivalents ........................      3,331,972      (3,144,694)        446,629
Cash and equivalents, beginning of
  year ...............................        194,571       3,526,543         381,849
                                         ============    ============    ============
Cash and equivalents, end of year ....   $  3,526,543    $    381,849    $    828,478
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

GOODWILL

        Goodwill represents the excess cost over the net assets of an acquired business and is being amortized on a straight line basis over 10 years.

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

        In 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME, and Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. These statements, which are effective for periods beginning after December 15, 1997, expand and modify disclosures and, accordingly , will have no impact on the Company's reported financial position, results of operations, or cash flows.

ACCOUNTING CHANGES

        In March 1995, the FASB issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. Statement No. 12 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of fiscal 1997. Prior to the adoption of Statement 121, the Company determined any impairment writedowns of long-lived assets in a manner generally consistent with Statement No. 121. At the date of adoption, there was no impact to the financial statements. The Company reviews its long-lived assets for impairment on a quarterly basis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of accounts receivable, accounts payable and other payables approximate fair values due to the short term maturities of these instruments. The carrying value of the Company's notes payable to a long distance carrier and the revolving line of credit approximate fair value because the rate on such debt is variable, based on the current market.

RECLASSIFICATION

        Certain balances from the year ending June 30, 1996 have been reclassified to be consistent with June 30, 1997 classifications.

2.      LIQUIDITY AND WORKING CAPITAL DEFICIT

        For the years ended June 30, 1996 and 1997 the Company reported pre-tax losses of $11.1 million and $12.6 million, respectively. Declining revenues beginning in the second quarter of fiscal year 1996 were attributable to a number of internal and external factors. With the rapid growth of the Company, provisioning time -- the time it takes the Company's primary underlying long-distance carrier to activate new customers -- rose sharply, from approximately 20 days to approximately 45 days. In addition, NetBase, the Company's customer management system, was not equipped to handle the rapid growth, leading to delays in providing the Company's customers with accurate bills on a timely basis. This problem was compounded when the Company converted to the NetBase Plus operating system ("NetBase Plus"), a new customer management information system. After implementation, NetBase Plus was determined to have inherent design flaws which resulted in further billing and provisioning problems and the entire system was subsequently abandoned. These conditions caused customer attrition rates to increase and, although the number of new customers placed on the Company's service was increasing, actual revenues were declining due to the higher than expected loss of existing customers. The problems with the customer management systems also lead to difficulties in assimilating and managing a substantial acquired customer base. The inability of the Company to successfully transfer the acquired base into NetBase resulted in difficulties in billing and servicing the customer accounts and a greater than expected migration of the base to other long-distance providers. The higher than expected attrition on the acquired customer base and other purchased customers resulted in the impairment of the carrying value of the customer bases and the Company recorded a $4.6 million and $4.4 million charge to earnings to reduce the unamortized balance to its fair value during fiscal year 1996 and fiscal year 1997, respectively. During fiscal year 1996, the Company also wrote off approximately $2.2 million in capitalized software development costs associated with the NetBase Plus system. The difficulties in billing and provisioning accounts along with the shift by the Company to more purchased orders on which the Company had full exposure to uncollectible accounts as compared to commissioned orders whereby the agents shared in a substantial portion of the risk on uncollectible accounts resulted in a substantial increase in bad debt expense. The Company's collection efforts were also hindered by the failure of NetBase Plus to produce some of the necessary information to allow for the most effective method of collection. The Company therefore recorded an additional charge to uncollectible receivables of $2.6 million in the third quarter of fiscal year 1996. Selling, general and administrative costs also increased substantially in 1996 as compared to 1995. The historical rapid growth and management's expectations resulted in a structure designed for continued growth with an increase in staffing, equipment and office space. The unanticipated decline in revenues obscured by the lack of accurate and timely management information due to the problems with NetBase Plus resulted in an inefficient cost structure. In addition, substantial professional fees were incurred as the Company aggressively pursued acquisition targets in early fiscal 1996 and other professional fees increased due to cost associated with being a public company, and costs associated with the negotiation of amendments to the line of credit and the raising of additional capital.

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

        On September 25, 1997, the Company announced that it was in discussion with The Willis Group, LLC, a privately held investment partnership relating to a possible transaction or series of transactions in which the Company might ultimately acquire certain assets of a switch-based provider of telecommunications services and to announce that its previously announced merger with another telecommunications company has been terminated. On September 24, 1997, the court approved a plan presented by The Willis Group to purchase the switch-based assets of Total National Telecommunications, an operating subsidiary of Total World Telecommunications which is currently under Chapter 7 protection of the United States Bankruptcy Code. As part of these discussions, The Willis Group is considering an equity contribution to the Company for approximately $5 to $10 million in a combination of stock and convertible debt. Upon successful completion of the capital infusion by The Willis Group and the successful purchase of Total National Telecommunications' assets from The Willis Group, the Company would become a switch-based provider of long distance telecommunications services. While the Company believes the potential transactions with The Willis Group can recapitalize the Company, there is currently no assurance such transaction will occur. In the event the proposed recapitalization does not occur, the Company will continue to pursue options including seeking additional capital and/or an alliance with a strategic partner. In the event no strategic alliance is accomplished, the Company may be required to seek protection under the United States bankruptcy laws. The conditions noted above raise substantial doubt about the Company's ability to continue as a going concern.

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

        Effective February 3, 1997, the Company executed an agreement with Furst, pursuant to which Furst has loaned the Company $3 million at an annual interest rate of 10%, maturing December 31, 1998. In addition, the Company has issued stock purchase warrants to Furst, exercisable for an aggregate of 1,500,000 shares of Common Stock at a purchase price of $2.00 per share, subject to adjustment in certain events (including (i) changes in the capitalization of the Company, (ii) the cessation of Zane Russell and Michael L. Hlinak to serve as Executive Officers of the Company and (iii) the failure of the Company to satisfy the quantitative continued listing requirements of the Nasdaq National Market or suspension or delisting of the Company from trading on that market). The warrants expire on December 31, 1999. In connection with this transaction, the Company began purchasing telecommunications services, effective November 1, 1996, under Furst's contract with Sprint Communications Company, L..P. at costs less than what the Company had been paying.

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

        Interest paid by the Company during the years ended June 30, 1995, 1996 and 1997, totaled $526,723 $573,721, and $946,665, respectively.

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

The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended June 30, 1996 and 1997 are as follows:

                                                     1996               1997
                                                 -----------        -----------
Income tax benefit computed at
  the federal statutory rate .............       $(3,766,270)       $(4,295,979)
State income tax benefit .................          (443,841)          (518,532)
Valuation allowances .....................         1,547,699          7,097,236
Other ....................................             2,559             62,586
                                                 -----------        -----------
Provision (benefit) for
  federal income taxes ...................       $(2,659,853)       $ 2,345,311
                                                 ===========        ===========

   The provision (benefit) for income taxes for the years ended June 30, 1996 and 1997 consisted of the following:


                                                     1996                1997
                                                 -----------          ----------
Current
   Federal .............................         $  (476,612)         $   29,275
   State ...............................                 850              87,959
                                                 -----------          ----------
                                                    (475,762)            117,234
Deferred:
   Federal .............................          (1,914,217)          1,952,439
   State ...............................            (269,874)            275,638
                                                 -----------          ----------
                                                  (2,184,091)          2,228,077
Provision (benefit) for
  federal income taxes .................         $(2,659,853)         $2,345,311
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

    YEAR ENDING JUNE 30,
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

          Year ended June 30, 1998                 53,678
                                                 --------
          Total minimum lease payments             53,678
          Less amounts representing interest
            (9.4% to 17.0% rate)                   (2,678)
                                                 --------
          Present value of future minimum
            lease payments                         51,000
          Less current maturities of capital
            lease obligations                      51,000
                                                 --------
          Long-term obligations under capital
            leases                                $     0
                                                 ========

OPERATING LEASES

   The Company leases certain equipment and office space under operating leases that expire over the next nine years. Rental expense under operating leases was $695,166, $1,715,636, and $2,137,857 in 1995, 1996 and 1997, respectively.
Future minimum lease payments under noncancelable operating leases are as follows:

  YEAR  ENDED JUNE 30,
  --------------------
          1998                                 $1,960,554
          1999                                  1,297,899
          2000                                    692,932
          2001                                    662,550
          2002                                    662,550
       Thereafter                               1,719,004
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

8. INTANGIBLE ASSETS

   On November 12, 1996, the Company purchased certain assets of Creative Communications International, Inc., a Texas-based debit card company, for 150,000 shares of EqualNet Holding Corp. common stock, $.01 par value per share ("Common Stock"), a warrant to purchase 100,000 shares of Common Stock, and the assumption of certain liabilities totaling $379,328. The total purchase consideration was $1 million. The warrant issued in this transaction was outstanding at March 31, 1997 and allows the holder to purchase an aggregate of 100,000 shares of Common Stock at a price of $7.50 per share. The warrant expires on November 1, 2001. Substantially all of the purchase price was recorded as goodwill and is being amortized over ten years using the straight line method of amortization. The acquisition was accounted for as a purchase and the operations of Creative Communications, Inc. is included in the operations of the Company from the date of acquisition. The pro forma effect of the acquisition on the prior and current year is not material.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                      1996                1997
                               -----------------------------------------
Pro forma net income (loss)    $(8,417,413)         $(15,583,461)
Pro forma earnings (loss) per
share                          $     (1.40)         $      (2.56)

A summary of the Company's stock option activity, and related information for the years ended June 30 follows:

                                   1995                        1996                        1997
                        -------------------------   ---------------------------  ---------------------------
                                  WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                         OPTIONS   EXERCISE PRICE   OPTIONS     EXERCISE PRICE   OPTIONS     EXERCISE PRICE
                        --------   --------------   --------    --------------   --------    --------------
Outstanding-beginning
of year .............       --               --       10,000    $        14.75     11,000    $        16.74
Granted .............     10,000   $        14.75      7,000             18.32    538,000              3.31
Exercised ...........       --               --         --                --         --                --
Forfeited ...........       --               --       (6,000)            15.27    (23,000)             3.87
Outstanding- end
of year .............     10,000   $        14.75     11,000    $        16.74    526,000    $         3.57
                        ========   ==============   ========    ==============   ========    ==============

Exercisable at
end of year .........       --               --        2,667    $        15.92      3,333    $        16.63

Weighted-Average
fair value of
options granted
during the year .....   $  14.75             --     $  18.32              --         --      $         2.73

-------------------------------------------------------------------------------

Exercise prices for options outstanding under the Stock Option and Restricted Stock Option Plan (513,000 shares) as of June 30, 1997 ranged from $2.19 to $4.25. The weighted-average remaining contractual life of those options is 9 years.

14.  INTERIM FINANCIAL DATA (UNAUDITED)

   Selected quarterly financial results for the years 1996 and 1997 are summarized below (in thousands):

                                    FIRST      SECOND       THIRD      FOURTH
                                   QUARTER     QUARTER     QUARTER     QUARTER
                                   --------    --------    --------    --------
  1996
      Revenues .................   $ 23,920    $ 19,047    $ 19,212    $ 16,176

      Gross margin .............      5,708       5,448         787       4,604

      Net income (loss) ........        881      (2,002)     (6,430)       (866)

      Net income (loss) per share  $  (0.15)   $  (0.33)   $  (1.07)   $  (0.14)


  1997
      Revenues .................   $ 13,315    $ 12,090    $ 10,662    $ 10,521

      Gross margin .............      3,027       2,445       2,818       3,817

      Net loss .................     (1,558)     (7,151)     (1,940)     (4,332)

      Net loss per share .......   $  (0.26)   $  (1.18)   $  (0.32)   $  (0.70)

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

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULES

We have audited the consolidated financial statements of EqualNet Holding Corp. and subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated September 25, 1997. Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth thereon.



ERNST & YOUNG LLP

Houston, Texas
September 25, 1997

                              EQUALNET HOLDING CORP
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     BALANCE      CHARGED
                                        AT        TO COSTS     CHARGED                     BALANCE
                                    BEGINNING       AND        TO OTHER       DEDUCTIONS    AT END
                                      PERIOD      EXPENSES     ACCOUNTS        DESCRIBE(A) OF PERIOD
                                    ----------   ----------   ----------      ----------   ----------
Fiscal Year Ended June 30, 1997
 Allowance for Doubtful Accounts    $3,284,886   $1,726,929   $2,011,042(B)   $5,571,903   $1,450,954
 Allowance for Advances to Agents   $1,000,000   $     --     $     --        $1,000,000   $     --

Fiscal Year Ended June 30, 1996
 Allowance for Doubtful Accounts    $1,219,154   $3,820,701   $  705,378(B)   $2,460,347   $3,284,886
 Allowance for Advances to Agents   $     --     $1,000,000   $     --        $     --     $1,000,000

Fiscal Year Ended June 30, 1995
 Allowance for Doubtful Accounts    $  265,425   $1,033,160    $    --        $   79,431   $1,219,154

(A) Uncollectible accounts written off, net of recoveries
(B) Provision for uncollectible accounts receivable taken against agent commissions payable

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

Dated:  January 20, 1998