Form 10-K/A
period 1997-06-30
EQUALNET HOLDING CORP
filed 1998-01-30
CIK 936163

------------------------------------------------------------------------------
                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NUMBER 4 TO
                                     FORM 10-K
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

                                                            6,660,968

                               EXPLANATORY NOTE

This form 10-K/A amends Items 8 and 14 of the Annual report on Form 10-K as amended by Amendments No. 1, 2 and 3 to Annual Report on Form 10-K on 10-K/A, of EqualNet Holding Corp. ("EqualNet" or the "Company") for the year ended June 30, 1997.

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

        Consolidated Statements of Cash Flows for the years ended
          June 30, 1995, 1996 and 1997

        Notes to Financial Statements

        2.  FINANCIAL STATEMENT SCHEDULES

        Schedule II-Valuation and Qualifying Accounts

(B)     REPORTS ON FORM 8-K:

        None.

(C)     EXHIBITS:

        Exhibits designated by the symbol * are filed with this Amendment No.4 to Annual Report on Form 10-K/A. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

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

REGULATORY APPROVAL

   The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company is presently responding to consumer protection inquiries from eleven states. The inquiries do not state specific damage amounts and the potential liability, if any, is not determinable. Management believes these inquiries will be resolved satisfactorily, although settlement offers may be made or accepted in instances in which it is determined to be cost effective. At June 30, 1996, the Company made an initial accrual of approximately $250,000 for the anticipated settlement of such claims based on preliminary settlement negotiations with the State Attorneys General. In 1997, the Attorneys General of these eleven states demanded a settlement payment in the total amount of $500,000. The Company has proposed a settlement with the State Attorneys General which would allow for this settlment payment to be paid over several years due to the Company's financial condition. It is management's best estimate, based on consultation with Company counsel, that some settlement can be reached allowing the company to make payments over an extended period of time. Therefore, the Company has increased the accrual for these settlements from the $250,OOO at June 30, 1996 to $390,000 at June 30, 1997 resulting in an additional expense in fiscal 1997 of approximately $140,000. The accrual at June 30, 1997 is based on the present value of the proposed settlement demand with payments extended over a three year period. The litigation accruals made in 1996 and 1997 include minimal legal expenses to settle the claims as the Company utilizes in-house legal counsel in resolving these matters. No assurances can be made however, that the inquiries can be settled for amounts within the current amount accrued or that additional states will not begin inquiries or that the current accrual will be sufficient to provide for existing or future settlements. Failure to resolve inquiries satisfactorily or reach a settlement with the regulatory agencies could, in the extreme, result in the inability of the Company to provide long distance service in the jurisdiction requiring regulatory certification. Any failure to maintain proper certification could have a material adverse effect on the Company's business.

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

Dated:  January 30, 1998