Form 10-Q
period 1997-12-31
EQUALNET HOLDING CORP
filed 1998-02-17
CIK 936163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.


  For the transition period from _____________, 19___ to _____________, 19___.

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

                                  Yes [X]   No [ ]

   There were 6,287,724 shares of the Registrant's $.01 par value common stock outstanding as of February 13, 1998.

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements

                             EQUALNET HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,        DECEMBER 31,
                                                               1997              1997
                                                            ------------      ------------
                                                              (NOTE)          (UNAUDITED)
ASSETS
Current assets
      Cash and equivalents ............................     $    828,478      $     65,600
      Accounts receivable, net of allowance
       for doubtful accounts of $1,450,954 at June 30,
       1997 and $567,458  at December 31, 1997 ........        9,048,961         5,321,893
      Receivable from officers ........................           28,367            28,367
      Due from agents .................................        2,907,922         1,898,593
      Prepaid expenses and other ......................          285,516           277,570
                                                            ------------      ------------
Total current assets ..................................       13,099,244         7,592,023

Property and equipment
      Computer equipment ..............................        3,435,121         3,509,845
      Office furniture and fixtures ...................        1,209,032         1,209,032
      Leasehold improvements ..........................        1,174,777         1,174,777
                                                            ------------      ------------
                                                               5,818,930         5,893,654
      Accumulated depreciation and
       amortization ...................................       (3,028,768)       (3,711,228)
                                                            ------------      ------------
                                                               2,790,162         2,182,426
Customer acquisition costs, net of
      accumulated amortization of $13,050,667
      at June 30, 1997 and $13,791,407 at
      December 31, 1997 ...............................        1,262,939           522,199
Other assets ..........................................        1,027,507         1,454,186
Goodwill, net of accumulated amortization of $46,020 at
 June 30, 1997 and $ 111,402  at December 31, 1997 ....          982,308           916,926
                                                            ------------      ------------
Total assets ..........................................     $ 19,162,160      $ 12,667,760
                                                            ============      ============

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date.

                             EQUALNET HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,        DECEMBER 31,
                                                                1997             1997
                                                            ------------      ------------
                                                               (NOTE)         (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable ................................     $  1,858,065      $  1,836,333
      Accrued expenses ................................        1,398,319         1,750,286
      Accrued sales taxes .............................          591,182           348,289
      Brokerage commissions payable ...................          151,755            70,304
      Payable to providers of long distance services ..        7,977,531         6,422,435
      Current maturities of capital lease obligations .           51,000             9,000
      Note payable to long distance provider ..........        1,183,059         1,183,059
      Convertible note payable ........................        1,183,059           978,630
      Subordinated note payable - in default ..........             --           2,908,464
      Revolving line of credit ........................        4,555,442              --
      Contractual obligations with regard to receivable
       sales agreement ................................             --           2,317,276
                                                            ------------      ------------
Total current liabilities .............................       17,766,353        17,824,076

Subordinated note payable .............................        2,864,058              --
Deferred rent .........................................          220,288           229,861
Commitments and contingencies .........................             --                --
Shareholders' equity (deficit)
      Preferred stock (non-voting), $.01 par value
       1,000,000 shares authorized and 0 shares
       issued and outstanding .........................             --                --
      Common stock, $.01 par value, 20,000,000
       shares authorized and 6,173,750 shares
       issued and outstanding at June 30, 1997
       and 6,682,718 at December 31, 1997 .............           61,738            66,828
      Treasury stock at cost, 21,750 shares at
       June 30, 1997 and 394,994 at December 31, 1997 .         (104,881)         (804,881)
      Additional paid in capital ......................       20,390,927        21,585,837
      Warrants outstanding ............................          368,000           410,740
      Deferred compensation ...........................         (245,829)         (210,827)
      Retained earnings ...............................      (22,158,494)      (26,433,874)
                                                            ------------      ------------
Total shareholders' deficit ...........................       (1,688,539)       (5,386,177)
                                                            ------------      ------------
Total liabilities and shareholders' deficit ...........     $ 19,162,160      $ 12,667,760
                                                            ============      ============

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                   DECEMBER 31,                               DECEMBER 31,
                                                         --------------------------------         ---------------------------------
                                                             1996                1997                 1996                 1997
                                                         ------------         -----------         ------------         ------------
Sales ...........................................        $ 12,090,069         $ 6,481,336         $ 25,404,968         $ 14,808,555
Cost of Sales ...................................           9,645,373           4,728,835           19,932,937           10,993,553
                                                         ------------         -----------         ------------         ------------
                                                            2,444,696           1,752,501            5,472,031            3,815,002
Selling, general and administrative
      expenses ..................................           3,036,984           2,588,125            6,214,681            5,255,731
Depreciation and amortization ...................           1,847,675           1,043,588            3,697,823            2,155,788
Write down of assets ............................           4,400,000                --              4,400,000                 --
                                                         ------------         -----------         ------------         ------------
Operating loss ..................................          (6,839,963)         (1,879,212)          (8,840,473)          (3,596,517)

Other income (expense)
      Interest income ...........................                  30                  33                   62                1,163
      Interest expense ..........................            (208,363)           (432,069)            (478,640)            (785,454)
      Miscellaneous .............................            (102,674)            132,765             (193,237)             105,428
                                                         ------------         -----------         ------------         ------------
                                                             (311,007)           (299,271)            (671,815)            (678,863)
Loss before federal income taxes ................          (7,150,970)         (2,178,483)          (9,512,288)          (4,275,380)

Benefit for federal income taxes ................                --                  --               (802,845)                --
                                                         ------------         -----------         ------------         ------------
Net loss ........................................        $ (7,150,970)        $(2,178,483)        $ (8,709,443)        $ (4,275,380)
                                                         ============         ===========         ============         ============
Net loss per share ..............................        $      (1.18)        $     (0.35)        $      (1.44)        $      (0.68)
                                                         ============         ===========         ============         ============
Weighted average number of shares ...............           6,083,552           6,287,724            6,042,761            6,328,294
                                                         ============         ===========         ============         ============

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                    --------------------------------
                                                                                        1996                 1997
                                                                                    -----------          -----------
OPERATING ACTIVITIES
Net income ...................................................................      $(8,709,443)         $(4,275,380)
Adjustments to reconcile net income to
 cash provided by (used in) operating
 activities
       Depreciation and amortization .........................................        3,697,823            2,155,788
       Provision for bad debt ................................................        1,211,714              754,225
       Interest charge on convertible debt
        issued at discount ...................................................             --                150,000
       Equity in loss on investment ..........................................          150,704                 --
       Benefit for deferred income taxes .....................................         (802,845)                --
       Change in deferred rent ...............................................             --                  9,573
       Loss on sale of assets ................................................              341                 --
       Compensation expense recognized
        for common stock issue ...............................................           45,004               35,002
       Write down of long term assets ........................................        4,400,000                 --
       Change in operating assets and
        liabilities:
             Accounts receivable .............................................        1,692,832            2,972,843
             Prepaid commissions .............................................         (979,698)             769,650
             Prepaid expenses and other ......................................          920,562             (104,108)
             Other assets ....................................................         (374,023)            (742,152)
             Accounts payable and accrued liabilities ........................        4,140,052           (1,483,429)
                                                                                    -----------          -----------
Net cash provided by (used in) operating activities ..........................        5,393,023              242,012

INVESTING ACTIVITIES
Purchase of property and equipment ...........................................          (48,999)             (74,724)
Purchase of customer accounts ................................................          (76,455)                --
Proceeds from sale of equipment ..............................................              800                 --
                                                                                    -----------          -----------
Net cash used in investing activities ........................................         (124,654)             (74,724)

FINANCING ACTIVITIES
Proceeds from subordinated notes payable .....................................             --                957,260
Net repayments on revolving line of credit ...................................       (5,112,182)          (4,555,442)
Net proceeds on contractual obligations with regard
 to receivable sales agreement ...............................................             --              2,317,276
Repayments on capital lease obligations ......................................          (42,000)             (42,000)
Proceeds from issuance of stock ..............................................             --                350,000
Proceeds from issuance of warrants ...........................................             --                 42,740
                                                                                    -----------          -----------
Net cash provided by financing activities ....................................       (5,154,182)            (930,166)
                                                                                    -----------          -----------
Net increase (decrease) in cash ..............................................          114,187             (762,878)
Cash, beginning of period ....................................................          381,849              828,478
                                                                                    -----------          -----------
Cash, end of period ..........................................................      $   496,036          $    65,600
                                                                                    ===========          ===========

                             EQUALNET HOLDING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -  MANAGEMENT'S REPRESENTATION

          The consolidated financial statements included herein have been prepared by the management of EqualNet Holding Corp. (the "Company") without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position of the Company as of December 31, 1997, and the results of operation and cash flows for the six months ended December 31, 1997.

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

NOTE 2 -  ACCOUNTING CHANGE

          In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

NOTE 3 -  INCOME TAXES

          The Company recorded a valuation allowance amounting to the entire net deferred tax asset balance at June 30, 1997, due to recent operating losses which give rise to uncertainty as to whether the deferred tax asset is realizable. The Company has recorded no income tax benefit for the period ended December 31, 1997.

NOTE 4 -  PENDING TRANSACTIONS

          On December 2, 1997, EqualNet entered into several related agreements, (as amended the "Agreements") involving the Willis Group, LLC, a privately held investment partnership ("the Willis Group"), and other third parties. Collectively, these Agreements provide for a recapitalization of the Company and for the Company to acquire certain telecommunications network assets and switches. The Agreements include the Switch

          Agreement, the Merger Agreement, and the Stock Purchase Agreement (in each case defined below). The Agreements and the transactions provided for thereby (the "Transactions") are described individually below. However, each of the Transactions is conditioned upon, among other things, the approval of the holders of a majority of the Common Stock present and voting at the shareholder meeting.

          On September 25, 1997, the Company announced that it was in discussions with the Willis Group relating to a possible transaction or series of transactions in which the Company might ultimately acquire certain assets of a switch-based provider of telecommunications services. The Company simultaneously announced that its negotiations regarding its previously announced merger with another telecommunications company had been terminated. On September 24, 1997, a plan presented by The Willis Group to purchase the telecommunications switches and the intangible rights and switch-based assets of Total National Telecommunications ("TNT"), an operating subsidiary of Total World Telecommunications which is currently in Chapter 7 protection of the United States Bankruptcy Code, was approved by the bankruptcy court administering that case

          On October 1, 1997, the Company issued to the Willis Group a $1,000,000 Convertible Secured Note, bearing interest at the rate of 12% per year and maturing April 1, 1998 (the "Note"), and a warrant for the purchase of up to 200,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the "October Warrant"). The October Warrant is exercisable for five years. The outstanding balance of the Note is convertible at any time into a number of shares of Common Stock determined by dividing the outstanding balance by the lesser of $1.00 or 85% of the market price of the Common Stock. As of the date of issuance of the convertible debt the Company recorded an interest charge of $150,000 to record the impact of the debt being convertible at a discount to market. The Company has reserved an aggregate of 1,200,000 shares of Common Stock for issuance upon conversion of the Note and the October Warrant. The Company received $1.0 million from the Willis Group in exchange for the Note and the warrant. The Note is secured by a lien on substantially all of the Company's assets.

          Under the terms of the Switch Agreement the Company will acquire nine telecommunications switches (the "Switches") from the Willis Group in exchange for $5.9 million in cash, 1.4 million shares of Common Stock, and warrants to purchase an additional 400,000 shares of Common Stock at $1.00 per share. The Company is seeking financing for the Switches through a loan from an unaffiliated third party lender. There can be no assurance that the Company will be able to obtain this financing on favorable terms. If the Company is unable to secure this financing from a third party lender before the consummation of the Transaction, it expects that it will enter into an interim financing agreement with Mr. Michael Willis pursuant to which Mr. Willis will loan the Company $5.9 million to be secured by the Switches. Mr. Willis has committed to the Company to provide such financing on a 48 month amortization at 12% interest in exchange for 500,000 warrants excerciseable at $1.00 per share.

          Under the terms of the Merger Agreement the Company will acquire Netco Acquisition Corp. ("Netco"), a Delaware corporation, which holds certain intangible rights and assets formerly held by TNT. These assets consist of intangible rights to use certain software and codes necessary to operate the Switches. The Company will purchase these assets in exchange for 2,081,633 shares of Common Stock, a number of shares of Common Stock equal to the working capital loans made by the members of Netco LLC or their affiliates to Netco prior to the closing (which amount is expected to be $1.5 million, but could be as high as $3.0 million) divided by $1.00, and 2,000 shares of Series A Preferred Stock. The

          Series A Preferred Stock has a stated value of $1,000 and will be entitled to received dividends at the rate of $80.00 per year, payable quarterly. Holders of Series A Preferred will have the right to convert their shares into Common Stock initially at the rate of 1000.0 shares of Common Stock per share of Series A Preferred (or the stated value divided by $1.00), or an aggregate of 2,000,000 shares of Common Stock, subject to adjustment pursuant to certain anti-dilution provisions.

          Under the terms of the Stock Purchase Agreement the Company will issue and sell to the Willis Group 4,000,000 shares of Common Stock at a price of $1.00 per share in cash.

          The closing of each of the Transactions is conditioned upon, among other things, the election of certain persons nominated to the Board of Directors of the Company, the approval of the Transactions by the shareholders of the Company, and the closing of the other Transactions. While the Company believes that the proposed Transactions can recapitalize the Company, there can be no assurance such Transactions will occur. In the event the proposed Transactions do not occur, the Company may be required to seek protection under United States bankruptcy laws.

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

          The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including consumer protection statutes enforced by the Attorney General of each state. During 1995, 1996 and 1997 the Attorneys General of eleven states alleged violations of various consumer protection statutes against EqualNet. Each of these matters alleged that the state received an excessive number of customer complaints that long-distance service was switched to the Company without the customer's knowledge or informed consent, with sanctions being sought under the deceptive trade practices or consumer protection statutes of these states. The Company reached a settlement agreement on December 22, 1997. The result of the settlement was that the Company agreed to pay a total of $225,000 to the Attorneys General of the eleven states involved by February 28, 1998. The payments are reimbursement for investigative costs and attorney's fees incurred by the Attorneys General in connection with the investigation of the alleged consumer protection violations and to conduct consumer education activities. At the quarter ended September 30, 1997 the Company had recorded an accrual of $390,000 for such estimated settlements. For the quarter ended December 31, 1997, the Company recognized $165,208 into income in reversal of this accrual in the income statement under "Other Income - Miscellaneous". In addition, the Company agreed to adjust balances appropriately on any pending and unresolved complaints, which complaints are to be identified by each Attorney General. It is anticipated that the amount of these adjustments will be insignificant.

NOTE 6 -  ACCRUALS

          The Company has been maintaining certain balances related to usage charges incurred by a joint venture. Since the time that these charges were first accrued the joint venture has ceased doing business actively. The Company is disputing some of these charges with its joint venture partner. During the quarter ended December 31, 1997, the Company recognized $334,792 into income under "Cost of sales" to adjust this accrual to its estimate of what its ultimate liability may be.


NOTE 7 -  DEFAULT ON SUBORDINATED NOTE

          At December 31, 1997, the Company was not in compliance with the interest payment covenant of its subordinated note agreement. To have been in compliance with this covenant the Company would have needed to pay $277,952.78 in interest to the holders of the subordinated notes. Because of this default the balance has been reclassified to current liabilities.

NOTE 8 -  EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:

                                                              THREE MONTHS ENDED DEC. 31,              SIX MONTHS ENDED, DEC. 31,
                                                            -------------------------------         -------------------------------
                                                               1996                1997                1996                1997
                                                            -----------         -----------         -----------         -----------
NUMERATOR:
----------
NUMERATOR FOR BASIC EARNINGS PER SHARE -
   INCOME AVAIL. TO COMMON  SHAREHOLDERS ...........        $(7,150,970)        $(2,178,483)        $(8,709,443)        $(4,275,380)

EFFECT OF DILUTIVE SECURITIES: .....................                  0                   0                   0                   0
                                                            -----------         -----------         -----------         -----------
NUMERATOR FOR DILUTED EARNINGS PER SHARE -
   INCOME AVAILABLE TO COMMON SHAREHOLDERS
   AFTER ASSUMED CONVERSIONS .......................        $(7,150,970)        $(2,178,483)        $(8,709,443)        $(4,275,380)

DENOMINATOR:
------------
DENOMINATOR FOR BASIC EARNINGS PER SHARE -
   WEIGHTED AVERAGE SHARES .........................          6,083,552           6,287,724           6,042,761           6,328,294

DILUTIVE POTENTIAL COMMON SHARES ...................                  0                   0                   0                   0
                                                            -----------         -----------         -----------         -----------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE -
    ADJUSTED WEIGHTED-AVERAGE SHARES AND
    ASSUMED CONVERSIONS ............................          6,083,552           6,287,724           6,042,761           6,328,294
                                                            ===========         ===========         ===========         ===========
BASIC AND DILUTED EARNINGS PER SHARE ...............        $     (1.18)        $      (.35)        $     (1.44)        $      (.68)
                                                            ===========         ===========         ===========         ===========

          The analysis assumes that there are no conversions of any securities during the periods shown because there is a loss in each quarter, and therefore the effect of the conversion of any security would be anti-dilutive.

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

RESULTS OF OPERATIONS

Sales for the three months ended December 31, 1997 decreased 46.4% to $6.5 million compared with sales of $12.1 million for the same period of the prior year. Gross margin decreased to $1.8 million compared to $2.4 million for the same period of the prior year. The Company recorded a $2.2 million loss for the three months ended December 31, 1997, compared to a loss of $7.2 million for the same period in the prior year. The net loss for the three months ended December 31, 1996, included a $4.4 million charge to decrease the net book value of acquired customers to an estimate of future discounted cash flows associated with those customers.

The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income:

                                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                           DECEMBER 31,                         DECEMBER 31,
                                                                      ------------------------            ------------------------
                                                                       1996              1997              1996              1997
                                                                      ------            ------            ------            ------
Total sales ................................................           100.0%            100.0%            100.0%            100.0%
Cost of sales ..............................................            79.8%             73.0%             78.5%             74.2%
                                                                      ------            ------            ------            ------
Gross margin ...............................................            20.2%             27.0%             21.5%             25.8%

Selling, general and administrative expense ................            25.1%             39.9%             24.5%             35.5%
Depreciation and amortization ..............................            15.3%             16.1%             14.5%             14.6%
Write down of assets .......................................            36.4%              0.0%             17.3%              0.0%
                                                                      ------            ------            ------            ------
Operating loss .............................................           (56.6%)           (29.0%)           (34.8%)           (24.3%)

Other income (expense)
Interest income ............................................             0.0%              0.0%              0.0%              0.0%
Interest expense ...........................................            (1.7%)            (6.6%)            (1.9%)            (5.3%)
Miscellaneous ..............................................            (0.8%)             2.0%             (0.8%)             0.7%
                                                                      ------            ------            ------            ------
                                                                        (2.5%)            (4.6%)            (2.7%)            (4.6%)

Loss before federal income taxes ...........................           (59.1%)           (33.6%)           (37.5%)           (28.9%)

Benefit for federal income taxes ...........................            (0.0%)             0.0%             (3.2%)            (0.0%)
                                                                      ------            ------            ------            ------
Net loss ...................................................           (59.1%)           (33.6%)           (34.3%)           (28.9%)
                                                                      ======            ======            ======            ======

     SALES

     The Company's sales in the three months ended December 31, 1997 decreased 46.4% to $6.5 million compared to $12.1 million for the comparable period of the prior year. For the six months ended December 31, 1997 sales decreased 41.7% to $14.8 million compared to $25.4 million for the same period in the previous year. The decrease for both periods was due primarily to a decrease in the number of customer accounts and a corresponding decrease in billable minutes. Total billable minutes for the quarter ended December 31, 1997 decreased 54.6% to 20.2 million minutes from 44.5 million minutes for the same period of the prior year and for the six months ended December 31, 1997 decreased 42.9% to 49.7 million minutes from 87.0 million minutes for the comparable period of fiscal 1997. The decline in revenues and billable minutes was the result of the continued rate of attrition for existing customers and a continuing decline in order activity. The Company's continuing liquidity problems during this time frame have not allowed for the funding of order activity as significant as that in the same period of the prior year.

     COST OF SALES

     The cost of sales for the three months ended December 31, 1997 decreased 51.0% to $4.7 million compared to $9.6 million for the comparable period of the prior year. Cost of sales for the six months ended December 31, 1997 decreased 44.8% to $11.0 million compared to $19.9 million for the six months ended December 31, 1996. The decreases were primarily attributable to a decrease in sales. Cost of sales as a percentage of sales decreased to 73.0% and 74.2% for the three and six months ended December 31, 1997, respectively, from 79.8% and 78.5% for the corresponding periods in the previous year. The decreases were the result of a reduction in the Company's cost of long distance from its primary underlying carrier, as well as a reversal of an accrual for usage charges for a joint venture which has ceased doing business actively (see Note 6).

     The Company's cost of long-distance (which is a component of cost of sales) decreased as a percentage of sales to 52.0% and 53.4% from 60.6% and 62.0% for the three and six months ended December 31, 1997 and 1996, respectively. The decreases were the result of the Company reducing its cost of long-distance by negotiating more favorable rates with providers, as well as a reversal of an accrual for usage charges for a joint venture which has ceased doing business actively (see Note 6).

     Commission expense as a percent of sales decreased to 6.9% for the second quarter of fiscal 1998, compared to 7.6% for the second quarter of fiscal 1997. Commission expense as a percent of sales for the six months ended December 31, 1997 was 7.2%, an increase over the first six months of fiscal 1997 which was 5.4%.This increase is due primarily to the Company's return to acquiring new customers utilizing advances and residual commissions rather than through purchased orders.

     Billing expense as a percentage of sales increased to 8.1% for the three months ended December 31, 1997 compared to 6.9% for the same period in the previous year, and 8.3% for the six months ended December 31, 1997 compared to 6.2% for the same period in fiscal 1997 as a result of the Company continuing to bill a larger percentage of its customers through Local Exchange Carriers ("LECs"). Billings through the LECs represented 41.9% and 43.9% of the Company's revenues for the three and six months ended December 31, 1997, respectively. The cost of billing through LECs is generally greater than billing customers through independent billing companies; however, the Company believes that by billing customers through the LECs, savings will also be recognized by decreased bad debt expense and reduced customer attrition. In addition, because the majority of customer service is performed by the LECs, the Company believes it will be able to reduce overhead related to the cost of servicing these customers directly.

     Bad debt expense as a percentage of sales increased for the three and six months ended December 31, 1997 to 5.7% and 5.1% of sales, respectively, as compared to 4.5% and 4.8% of sales for the three and six months ended December 31, 1996, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased 14.8% to $2.6 million for the three months ended December 31, 1997, from $3.0 million for the same period of the prior year. Selling, general and administrative expenses increased as a percentage of sales to 39.9% for the three months ended December 31, 1997 from 25.1% for the same period of the prior year. Selling, general and administrative expense decreased 15.4% to $5.3 million from $6.2 million for the six months ended December 31, 1997 and 1996, respectively. These expenses as a percent of sales increased to 35.5% from 24.5% for the first six months of fiscal 1998 and 1997, respectively. The increase in selling, general and administrative expenses as a percentage of sales relates primarily to the substantial decrease in sales and the corresponding loss of back office economies of scale.

     Salary expense decreased $269,000 for the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996 and $674,000 for the six months ended December 31, 1997 versus the same period in 1996. Staffing decreased from 162 employees at December 31, 1996 to 118 employees at December 31, 1997.

     The Company also reduced administrative expenses $180,000 in the second quarter of fiscal 1998 compared to the same period in fiscal 1997 and $285,000 for the six months ended December 31, 1997 as compared to the six months ending December 31, 1996, as part of overall cost reduction efforts.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased 43.5% to $1.0 million for the quarter ended December 31, 1997 as compared to $1.8 million for the same period in the previous year and decreased 41.7% to $2.2 million for the six months ended December 31, 1997 as compared to $3.7 million for the six months ended December 31, 1996. The decrease is the result of the write off of significant purchases of customer accounts during the 1997 fiscal year. Purchased accounts are amortized utilizing a declining balance method. The write offs resulted in significant reductions in quarterly and six month amortization expense.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $242,000 in cash flow from operations for the six months ended December 31, 1997, compared to $5.4 million for the same period of the prior year. Cash flow from operations for the six month period ending December 31, 1997, was generated primarily through the decrease in net accounts receivable due to the aggressive collection of accounts receivable.

     Cash used in investing activities totaled $75,000 for the six months ended December 31, 1997, compared to $125,000 for the same period of the previous year. Cash used in investing activities in the first two quarters of fiscal 1998 consisted solely of asset additions, primarily computer equipment and software development costs related to the Company's new proprietary billing system.

     Cash used in financing activities was $930,000 for the six months ended December 31, 1997, which primarily related to net repayments under the Company's receivable sales agreement. The Company's declining revenue base, and the resulting reduction in receivables, have resulted in a significant decrease in funds available under the Company's receivables funding arrangement. The use of cash was offset by $350,000 in proceeds received from the issuance of stock to a private investment group, and a note payable from The Willis Group for $1,000,000.

     At December 31, 1997, the Company had a receivables sale agreement with Receivables Funding Corporation ("RFC"). The agreement funded on July 7, 1997. The agreement provides for accounts receivable purchase commitments of up to $8,000,000 for the purchase of the Company's receivables from customers that meet specified eligibility requirements. Funding is based on a percentage of the Company's outstanding receivables and allows for RFC to cease funding new receivables without prior written consent at RFC's option. The program fee applied to the outstanding balance of net purchased receivables is prime plus 4.5% (13% at December 31, 1997).

     At December 31, 1997, the Company was not in compliance with the interest payment covenant of its subordinated note agreement. To have been in compliance with this covenant the Company would have needed to pay $277,952.78 in interest to the holders of the subordinated notes. Because of this default the balance has been reclassified to current liabilities.

     The Company is continuing to pursue the Transactions with the Willis Group (see Note 4). While the Company believes that the potential Transactions with the Willis Group can recapitalize the Company, there is currently no assurance such transaction will occur. In the event that the Transactions do not occur, the Company may be required to seek protection under United States bankruptcy laws.

     The Company is seeking financing for the Switches through a loan from an unaffiliated third party lender. There can be no assurance that the Company will be able to obtain this financing on favorable terms. If the Company is unable to secure this financing from a third party lender before the consummation of the Transaction, it expects that it will enter into an interim financing agreement with Mr. Michael Willis pursuant to which Mr. Willis will loan the Company $5.9 million to be secured by the Switches. Mr. Willis has committed to the Company to provide such financing on a 48 month amortization at 12% interest in exchange for 500,000 warrants excerciseable at $1.00 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including consumer protection statutes enforced by the Attorney General of each state. During 1995, 1996 and 1997 the Attorneys General of eleven states alleged violations of various consumer protection statutes against EqualNet. Each of these matters alleged that the state received an excessive number of customer complaints that long-distance service was switched to the Company without the customer's knowledge or informed consent, with sanctions being sought under the deceptive trade practices or consumer protection statutes of these states. The Company reached a settlement agreement on December 22, 1997. The result of the settlement was that the Company agreed to pay a total of $225,000 to the Attorneys General of the eleven states involved by February 28, 1998. The payments are reimbursement for investigative costs and attorney's fees incurred by the Attorneys General in connection with the investigation of the alleged consumer protection violations and to conduct consumer education activities. At the quarter ended September 30, 1997 the Company had recorded an accrual of $390,000 for such estimated settlements. In addition, the Company agreed to adjust balances appropriately on any pending and unresolved complaints, which complaints are to be identified by each Attorney General. It is anticipated that the amount of these adjustments will be insignificant.

ITEM 2.       CHANGES IN SECURITIES

              On October 1, 1997, the Company issued to the Willis Group a $1,000,000 Convertible Secured Note, bearing interest at the rate of 12% per year and maturing April 1, 1998 (the "Note"), and a warrant for the purchase of up to 200,000 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the "October Warrant"). The October Warrant is exercisable for five years. The outstanding balance of the Note is convertible at any time into a number of shares of Common Stock determined by dividing the outstanding balance by the lesser of $1.00 or 85% of the market price of the Common Stock. As of the date of issuance of the convertible debt the Company recorded an interest charge of $150,000 to record the impact of the debt being convertible at a discount to market. The Company has reserved an aggregate of 1,200,000 shares of Common Stock for issuance upon conversion of the Note and the October Warrant. The Company received $1.0 million from the Willis Group in exchange for the Note and the warrant. The Note is secured by a lien on substantially all of the Company's assets.

              The Company believes that the offering and sale of the Note and the October Warrant is exempt from registration under section 4(2) of the Securities Act of 1933.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              At December 31, 1997, the Company was not in compliance with the interest payment covenant of its subordinated note agreement. To have been in compliance with this covenant the Company would have needed to pay $277,952.78 in interest to the holders of the subordinated notes. Because of this default the balance has been reclassified to current liabilities.

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

              CAUTIONARY STATEMENTS:

              See "Special Note Regarding Forward-Looking Statements".

              POTENTIAL DELISTING - On October 7, 1997, the Nasdaq notified the Company that the Company was not in compliance with the Nasdaq's tangible net assets requirements. On November 7, 1997, Nasdaq notified the Company that it will not continue listing the Company's stock on the Nasdaq National Market. The Company requested a formal hearing on the matter with Nasdaq and on December 18, 1997 management of the Company met with Nasdaq. The Company has been notified by Nasdaq that the Company's Common Stock will be delisted from the Nasdaq National Market (the "NNM") if the Company is unable to demonstrate compliance with the continuing listing requirements of the NNM . The company expects that the Common Stock will be delisted from Nasdaq if the Transactions described in Note 3 above are not consummated. Furthermore, the Company can provide no assurance that Nasdaq will not delist the Company's Common Stock even if the Transactions are consummated. If the Common Stock is delisted, the liquidity of the Common Stock will be materially and adversely impacted, as there can be no assurances that any alternative market for the Common Stock will be available.

              POSSIBLE ADVERSE CONSEQUENCES OF THE TRANSACTIONS - The Transactions could have adverse consequences for holders of Common Stock including, but not limited to, a change of control of the Board of Directors of the Company. There can be no assurance of the Company's ability to service the additional debt incurred in the Transactions. Further, there can be no assurance regarding the condition of the Switches and Network Assets, to be acquired in the Transactions.

              POSSIBLE FAILURE TO APPROVE THE TRANSACTIONS - If the holders of a majority of the outstanding Common Stock present and voting at the Company's next Shareholder's meeting do not vote in favor of the Transactions, then each of the Switch Agreement, the Merger Agreement and the Stock Purchase Agreement will be terminable by the parties thereto, and the Company will have no further obligations thereunder. In that event, the Company will be forced to continue to seek other sources of capital. If the Company is not able to secure additional funds it may be forced to seek protection under the United States bankruptcy laws.

              NO ASSURANCE OF SUCCESS OF VENTURE -.The objective of the proposed Transactions (see Note 4) is to strengthen the Company's financial position and its operations and competitive position in the industry by transforming it from a reseller to a facilities-based carrier with a nationwide network. The Company believes that by becoming a switch-based carrier it can increase margins and cash flow. However, there can be no assurances that the consumation of the Transactions will return the company to profitability. In that event, the Company may be forced to seek protection under the United States bankruptcy laws.

              NO ASSURANCE OF ADDITIONAL NECESSARY CAPITAL - There can be no assurance such Transactions will occur. In the event the proposed Transactions do not occur, the Company will continue to pursue other options including seeking additional capital and/or an alliance with a strategic partner. In the event no strategic alliance is accomplished, the Company may be required to seek protection under United States bankruptcy laws.

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

              VOLATILITY OF SECURITIES PRICES - Historically, the market price of the Common Stock has been highly volatile. During the period January 1, 1996, to December 31, 1997, the market price for the Common Stock as reported by The Nasdaq Stock Market has ranged from a high of $10 1/2 per share to a low of $0.9/16 per share. There can be no assurance that the market price of the Common Stock will remain at any level for any period of time or that it will increase or decrease to any level. Changes in the market price of the Common Stock may bear no relation to EqualNet's actual operational or financial results.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a.     Exhibits

                     4.1 $1,000,000 Note dated October 1, 1997, issued by the Company to the Willis Group.

                     10.1 Note and Warrant Purchase Agreement, dated October 1, 1997, by and among the Company and the Willis Group., as amended February 12, 1998.

                     10.2 Switch Agreement, dated December 2, 1997, between the Company and the Willis Group, as amended by First Amendment dated December 19, 1997, and Second Amendment dated February 12, 1998.

                     10.3 Agreement of Merger and Plan of Reorganization , dated December 2, 1997, between the Company and EQ Acquisition Sub, Inc., Netco Acquisition , LLC and Netco Acquisition Corp., as amended by First Amendment dated December 19, 1997, and Second Amendment dated February 12, 1998.

                     10.4 Stock Purchase Agreement, dated December 2, 1997, by and among the Company and the Willis Group., as amended by First Amendment dated December 19, 1997.

                     27.1   Financial Data Schedule

              b.     Reports on Form 8-K

                            None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EQUALNET HOLDING CORP.

Date February 16, 1998                      /s/ MICHAEL L. HLINAK
                                                Michael L. Hlinak, Executive
                                                  Vice President and Chief
                                                  Financial Officer

                                                (duly authorized officer and
                                                 principal financial officer)