Form 10-Q
period 1998-03-31
EQUALNET HOLDING CORP
filed 1998-05-15
CIK 936163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF  THE
      SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________, 19__ to_________________, 19___.

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

                          Yes X         No___

   There were 21,393,070 shares of the Registrant's $.01 par value common stock outstanding as of May 11, 1998.

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                             EQUALNET HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,      MARCH 31,
                                                                 1997          1998
                                                           ------------   ------------
                                                                (NOTE)      (UNAUDITED)
ASSETS
Current assets
     Cash and equivalents ...............................  $    828,478   $  2,999,201
     Accounts receivable, net of allowance
          for doubtful accounts of $1,450,954 at June 30,
          1997 and $596,246 at March 31, 1998 ...........     9,048,961      4,795,026
     Receivable from officers ...........................        28,367           --
     Due from agents ....................................     2,907,922      1,539,080
     Acquisition advance ................................          --        1,550,000
     Prepaid expenses and other .........................       285,516        440,584
                                                           ------------   ------------

Total current assets ....................................    13,099,244     11,323,891
Property and equipment
     Computer equipment .................................     3,435,121     16,803,600
     Office furniture and fixtures ......................     1,209,032      1,209,032
     Network assets .....................................          --          835,226
     Leasehold improvements .............................     1,174,777      1,177,591
                                                           ------------   ------------
                                                              5,818,930     20,025,449

     Accumulated depreciation and
     amortization .......................................    (3,028,768)    (4,215,848)
                                                           ------------   ------------
                                                              2,790,162     15,809,601

Customer acquisition costs, net of
     accumulated amortization of $13,050,667
     at June 30, 1997 and $14,031,407  at
     March 31, 1998 .....................................     1,262,939        282,199
Other assets ............................................     1,027,507      2,148,055
Goodwill, net of accumulated amortization of $46,020 at
June 30, 1997 and $137,110 at March 31, 1998 ............       982,308        891,218
                                                           ------------   ------------

Total assets ............................................  $ 19,162,160   $ 30,454,964
                                                           ============   ============

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date. See accompanying notes.

                             EQUALNET HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,        MARCH 31,
                                                                                       1997            1998
                                                                                   -------------  ----------------
                                                                                       (NOTE)       (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Accounts payable ...........................................................  $  1,858,065   $  1,973,966
     Accrued expenses ...........................................................     1,398,319      2,958,613
     Accrued sales taxes ........................................................       591,182        257,725
     Brokerage commissions payable ..............................................       151,755         75,320
     Payable to providers of long distance services .............................     7,977,531      6,712,415
     Current maturities of capital lease obligations ............................        51,000           --
     Note payable to long distance provider .....................................     1,183,059      1,183,059
     Current maturities of note payable .........................................          --          400,000
     Revolving line of credit ...................................................     4,555,442           --
     Contractual obligations with regard to receivable sales
          agreement .............................................................          --        1,861,274
                                                                                   ------------   ------------

Total current liabilities .......................................................    17,766,353     15,422,372

Notes payable ...................................................................          --        6,050,000
Subordinated note payable .......................................................     2,864,058           --
Deferred rent ...................................................................       220,288        227,491
Commitments and contingencies
Shareholders' equity (deficit)

     Preferred stock,$0.01 par value 1,000,000 shares authorized at June 30, 1997 and 5,000,000 shares at March 31, 1998
          Series A, non-voting, aggregate liquidation preference
          of $2.0 million at March 31, 1998; 0 shares issued and outstanding at
          June 30, 1997 and 2,000 shares issued and outstanding at March 31, 1998          --               20
          Series B, voting, aggregate liquidation preference of $3.0 million at
          March 31, 1998;  0 shares issued and outstanding at June 30, 1997
          and 3,000 shares issued and outstanding at March 31, 1998 .............          --               30

    Common stock, $.01 par value, 20,000,000 shares authorized and 6,173,750 shares issued and outstanding at June 30, 1997 and
          50,000,000 shares authorized and 18,393,517 shares issued and
          outstanding at March 31, 1998 .........................................        61,738        183,934
   Treasury stock at cost, 21,750 shares at
          June 30, 1997 and 394,994 at March 31, 1998 ...........................      (104,881)      (804,881)
    Additional paid in capital ..................................................    20,390,927     38,957,886
    Warrants outstanding ........................................................       368,000      1,249,000
    Deferred compensation .......................................................      (245,829)      (193,327)
    Retained deficit ............................................................   (22,158,494)   (30,637,561)
                                                                                   ------------   ------------
Total shareholders' equity (deficit) ............................................    (1,688,539)     8,775,101
                                                                                   ============   ============
Total liabilities and shareholders' equity ......................................  $ 19,162,160   $ 30,454,964
                                                                                   ============   ============

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date. See accompanying notes.

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                          MARCH 31,                              MARCH 31,
                                                                   1997               1998               1997               1998
                                                               -----------        -----------        -----------        -----------
Sales ..................................................      $ 10,662,051        $ 5,765,688       $ 36,067,019       $ 20,574,243
Cost of sales ..........................................         7,844,314          4,640,738         27,777,251         15,634,291
                                                              ------------        -----------       ------------       ------------
                                                                 2,817,737          1,124,950          8,289,768          4,939,952

Selling, general and administrative
expenses ...............................................         2,822,974          3,749,553          9,037,655          9,005,284
Depreciation and amortization ..........................         1,502,343          1,146,239          5,200,166          3,302,027
Write down of assets ...................................              --                 --            4,400,000               --
                                                               -----------        -----------        -----------        -----------
Operating loss .........................................        (1,507,580)        (3,770,842)       (10,348,053)        (7,367,359)

Other income (expense)
     Interest income ...................................             1,683              5,537              1,745              6,700
     Interest expense ..................................          (240,370)          (245,319)          (719,010)        (1,180,773)
     Miscellaneous .....................................          (193,240)           (31,507)          (386,477)            73,922
                                                               -----------        -----------        -----------        -----------
                                                                  (431,927)          (271,289)        (1,103,742)        (1,100,151)

Loss before income taxes ...............................        (1,939,507)        (4,042,131)       (11,451,795)        (8,467,510)

Benefit for income taxes ...............................              --                 --             (802,845)              --
                                                               -----------        -----------        -----------        -----------


Net loss ...............................................        (1,939,507)        (4,042,131)       (10,648,950)        (8,467,510)

Preferred stock dividends ..............................              --               11,557               --               11,557
                                                               -----------        -----------        -----------        -----------

Net loss available to common shareholders ..............       $(1,939,507)       $(4,053,688)      $(10,648,950)       $(8,479,067)
                                                               ===========        ===========       ============        ===========

Net loss per common share-basic & diluted ..............       $     (0.32)       $     (0.43)      $      (1.75)       $     (1.15)
                                                               ===========        ===========       ============        ===========

See accompanying notes.

                             EQUALNET HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                                 MARCH 31,

                                                            1997           1998
                                                       ------------   ------------
OPERATING ACTIVITIES
Net loss ............................................  $(10,648,950)  $ (8,467,510)
Adjustments to reconcile net loss to cash provided by
     (used in) operating activities:

     Depreciation and amortization ..................     5,200,166      3,302,027
     Provision for bad debt .........................     1,448,033      1,112,310
     Interest charge on convertible debt issued at
       discount .....................................          --          150,000
     Equity in loss on investment ...................       295,704           --
     Benefit for deferred income taxes ..............      (802,845)          --
     Loss on sale of assets .........................           341           --
     Imputed interest on notes payable ..............        20,372           --
     Compensation expense recognized for common stock
       issue ........................................        67,506         52,502
     Write down of long term assets .................     4,400,000           --
     Change in operating assets and liabilities:

               Accounts receivable ..................     3,818,573      3,141,625
               Due from agents ......................    (1,589,008)     1,068,981
               Prepaid expenses and other ...........     1,123,319       (294,782)
               Other assets .........................    (1,303,866)    (1,167,723)
               Deferred rent ........................          --            7,203
               Customer acquisition costs ...........       (76,457)          --
               Accounts payable and accrued
                  liabilities .......................     2,019,751        130,461
                                                       ------------   ------------
Net cash provided by (used in) operating activities .     3,972,639       (964,906)

INVESTING ACTIVITIES

Purchase of property and equipment ..................       (92,734)    (6,369,202)
Acquisition advances ................................          --       (1,550,000)
Proceeds from sale of equipment .....................           800           --
                                                       ------------   ------------
Net cash used in investing activities ...............       (91,934)    (7,919,202)

FINANCING ACTIVITIES

Proceeds from subordinated notes payable ............     3,000,000           --
Proceeds from notes payable .........................          --        7,407,260
Net repayments on revolving line of credit ..........    (5,531,986)    (4,555,442)
Net proceeds on contractual obligations with regard
     to receivable sales agreement ..................          --        1,861,274
Repayments on capital lease obligations .............       (63,000)       (51,000)
Proceeds from issuance of stock .....................          --        6,249,999
Proceeds from issuance of warrants ..................          --          142,740
                                                       ------------   ------------
Net cash provided by (used in)  financing activities     (2,594,986)    11,054,831
Net increase in cash ................................     1,285,719      2,170,723
Cash, beginning of period ...........................       381,849        828,478
                                                       ------------   ------------
Cash, end of period .................................  $  1,667,568   $  2,999,201
                                                       ============   ============

See accompanying notes.

                             EQUALNET HOLDING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 -       MANAGEMENT'S REPRESENTATION

               The consolidated financial statements included herein have been prepared by the management of EqualNet Holding Corp. (the "Company") without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position of the Company as of March 31, 1998, and the results of operation and cash flows for the nine months ended March 31, 1998.

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

NOTE 2 -       ACCOUNTING CHANGE

               In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Upon adoption of FAS No. 128 in the quarter ended December 31, 1997, all earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

NOTE 3 -       INCOME TAXES

               The Company recorded a valuation allowance amounting to the entire net deferred tax asset balance at June 30, 1997, due to recent operating losses which give rise to uncertainty as to whether the deferred tax asset is realizable. The Company has recorded no income tax benefit for the period ended March 31, 1998.

NOTE 4 -       CHANGE IN CONTROL OF REGISTRANT & SECURITIES

               On March 6, 1998, the shareholders of the Company approved certain transactions detailed below:

               On December 2, 1997, EqualNet entered into several related agreements, (as amended, the "Agreements") involving the Willis Group, LLC, a privately held investment partnership ("the Willis Group"), and other third parties. Collectively, these Agreements provided for a recapitalization of the Company and for the Company to acquire certain telecommunications network assets and switches (collectively the "Transactions".)

               On March 6, 1998 as a result of various transactions, the Willis Group and its affiliates acquired approximately 8.53 million shares of the Company's Common Stock, par value $0.01 per share ("Common Stock"). The Willis Group also gained control of the Board of Directors of the Company, having nominated for shareholder approval four of the seven members of the Board of Directors.

               On October 1, 1997, the Company issued to the Willis Group a $1.0 million Convertible Secured Note, bearing interest at the rate of 12% per year and maturing April 1, 1998 (the "Note"), and a warrant for the purchase of up to 0.2 million shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the "October Warrant"). The October Warrant was exercisable for five years. The outstanding balance of the Note was convertible into a number of shares of Common Stock determined by dividing the outstanding balance by the lesser of $1.00 or 85% of the market price of the Common Stock. As of the date of issuance of the convertible debt the Company recorded an interest charge of $0.15 million to record the impact of the debt being convertible at a discount to market. On March 5, 1998, the Note, warrants and accrued interest were exchanged for 1.05 million shares of Common Stock.

               Under the terms of the Agreements the Company acquired nine telecommunications switches (the "Switches") from the Willis Group for $8.1 million of aggregate consideration, consisting of $5.9 million in cash, 1.4 million shares of Common Stock, and warrants to purchase an additional 0.4 million shares of Common Stock. The Company secured financing of $6.05 million for the cash portion of the consideration through an unaffiliated third party lender, which loan is secured by the Switches, bears interest at a rate per year of 6.42% above an index rate based on U.S. Treasury Notes (the loan interest rate currently is 12.1%) and is payable in 36 consecutive monthly payments. In addition, an individual investor was granted 0.5 million warrants for guaranteeing this financing.

               Under the terms of the Agreements, the Company acquired Netco Acquisition Corp. ("Netco"), a Delaware corporation controlled by the Willis Group, which held certain intangible rights and assets previously acquired by the Willis Group and formerly held by Total National Telecommunications. These assets consisted of intangible rights to use certain software and codes necessary to operate the Switches. The Company acquired Netco for $5.6 million in aggregate consideration, including 2.08 million shares of Common Stock, 1.5 million shares of Common Stock (equal to the working capital loans made by the members of Netco Acquisition LLC or their affiliates to Netco prior to the closing divided by $1.00), and 2,000 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred".) The Series A Preferred is non-voting and has a stated value of $1,000 per share and is entitled to received dividends at the rate of $80.00 per year, payable quarterly. Holders of Series A Preferred have the right to convert their shares into Common Stock initially at the rate of 1,000 shares of Common Stock per share of Series A Preferred (or the stated value divided by $1.00), or an aggregate of 2.0 million shares of Common Stock, subject to adjustment pursuant to certain anti-dilution provisions. The Series A Preferred has a $1,000 per share liquidation preference over the Company's Common Stock. Dividends are payable at the determination of the Board of Directors. Dividends when not paid are cumulative and bear interest at a rate of 12.0%. Cumulative dividends in arrears at March 31, 1998 are $11,557 or $5.78 per Series A Preferred share. Under the instrument defining the rights of the holders of the Series A Preferred, the Company is prohibited from declaring or paying dividends on the Common Stock unless all accrued dividends on the Series A Preferred have been paid.

               Under the terms of the Agreements, the Company also issued and sold to the Willis Group 4.0 million shares of Common Stock at a price of $1.00 per share in cash.

               On March 6, 1998, the Company entered into an exchange agreement ("Exchange Agreement") with The Furst Group, ("Furst"), a New Jersey corporation, an accredited investor and the holder of the Company's $3.0 million subordinated debt, pursuant to which Furst exchanged the $3.0 million 10% subordinated note due December 31, 1998 and warrants to purchase 1.5 million shares of Common Stock for 3,000 shares of Series B Senior Convertible Preferred Stock ("Series B Preferred") along with 0.3 million shares of the Company's Common Stock to satisfy the accrued interest due on the notes. Each share of the Series B Preferred has a stated value of $1,000 and is entitled to share with the Common Stock in any dividends declared based upon the number of shares of Common Stock the Series B is convertible into at the time such dividend is declared. Each share of Series B Preferred is convertible initially into 500 shares of Common Stock, subject to adjustment if the market price of the Common Stock is below $2.00 per share between May 8, 1998 and June 5, 1998, and also subject to certain anti-dilution provisions. The Series B Preferred has a $1,000 per share liquidation preference over the Series A Preferred and the Common Stock. Each share of Series B Preferred also entitles the holder thereof to one vote, voting as a single class with the Common Stock, on matters submitted to the shareholders of the Company.

               On March 26, 1998, the Company issued to First Sterling Ventures, a Texas corporation, and an individual, both accredited investors, an aggregate of 1.33 million shares of Common Stock and warrants to purchase an additional 0.67 million Common Stock shares for an aggregate of $2.0 million in cash. The Willis Group was granted a 1.0% facilitation fee for these transactions totaling $0.02 million.

NOTE 5 -       PENDING TRANSACTIONS

               On January 21, 1998, the Company signed an agreement with SA Telecommunications, Inc., ("SA Telecom") a switched based, long distance telecommunications carrier serving customers primarily in Texas and California to acquire certain assets and a customer base in exchange for a combination of shares of stock, cash and assumption of certain liabilities. The transaction is subject to certain conditions, including approval of the bankruptcy court supervising the reorganization of SA Telecom under Chapter 11 of the United States Bankruptcy Code. The transaction is further subject to being the successful bidder at a bankruptcy auction for the sale of the assets. On March 9, 1998, the Company won approval from the bankruptcy court to acquire SA Telecom's assets for $3.47 million in cash and approximately $5.4 million in preferred stock. Per this approval, the Company advanced $1.5 million of the total purchase consideration to the bankruptcy estate. Additionally, the Company will assume approximately $4 million in debt, to be liquidated by SA Telecom's accounts receivable. This transaction is subject to the approval of the Company's shareholders and other certain conditions. Pending the closing of this transaction, the Company and SA Telecom entered into a management agreement on April 1, 1998 pursuant to which the Company will manage the operations of SA Telecom until the transaction is closed, whereby the Company is responsible for any profits or losses from SA Telecom's operations.

               The successful completion of the SA Telecom transaction is contingent upon the Company securing additional working capital financing to replace the facility currently in place at SA Telecom. The Company is negotiating with its current financing source and other lenders to provide such a facility. There can be no assurance that the Company will be able to obtain this financing on favorable terms.

NOTE 6 -       COMMITMENTS AND CONTINGENCIES

               The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including consumer protection statutes enforced by the Attorney General of each state. During 1995, 1996 and 1997 the Attorneys General of eleven states alleged violations of various consumer protection statutes against EqualNet. Each of these matters alleged that the state received an excessive number of customer complaints that long-distance service was switched to the Company without the customer's knowledge or informed consent, with sanctions being sought under the deceptive trade practices or consumer protection statutes of these states. The Company reached a settlement agreement on December 22, 1997. The result of the settlement was that the Company agreed to pay a total of $225,000 to the Attorneys General of the eleven states involved by February 28, 1998. The payments were reimbursement for investigative costs and attorney's fees incurred by the Attorneys General in connection with the investigation of the alleged consumer protection violations and to conduct consumer education activities. In addition, the Company agreed to adjust balances appropriately on any pending and unresolved complaints, which complaints are to be identified by each Attorney General. It is anticipated that the amount of these adjustments will not be material. The settlement payments were made to the appropriate states in March 1998.

NOTE  7  - DEFAULT ON SUBORDINATED NOTE AND NOTES PAYABLE

               Through March 5, 1998 the Company was not in compliance with the interest payment covenant of its subordinated note agreement with Furst. On March 6, 1998, the Company agreed with Furst to issue to the holder one share of Common Stock for every dollar of interest in arrears due to the note holder. The Company issued
               0.3 million shares in satisfaction of this obligation. See Note 4 and Management's Discussion and Analysis of Financial Condition and Results of Operations under "Liquidity and Capital Resources".

               At March 31, 1998, the Company was in default on its $1.18 million note with one of its carriers. The Company is negotiating to revise the terms of the note. Outstanding interest due at March 31, 1998 was $0.09 million.

NOTE  8 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share :

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           MARCH 31,                           MARCH 31,
                                                                     1997              1998              1997              1998
                                                                 -----------       -----------       ------------       -----------
 NUMERATOR:
 NET LOSS .................................................      $(1,939,507)      $(4,042,131)      $(10,648,950)      $(8,467,510)
 PREFERRED STOCK DIVIDENDS ................................                0           (11,557)                 0           (11,557)
                                                                 -----------       -----------       ------------       -----------
 NUMERATOR FOR BASIC AND DILUTED LOSS PER
           COMMON SHARE - INCOME AVAIL. TO COMMON
           SHAREHOLDERS ...................................       $(1,939,507)     $(4,053,688)      $(10,648,950)      $(8,479,067)
 EFFECT OF DILUTIVE SECURITIES: ...........................                0                 0                  0                 0
                                                                 -----------       -----------       ------------       -----------
 NUMERATOR FOR DILUTED LOSS PER COMMON SHARE
           INCOME AVAILABLE TO COMMON
           SHAREHOLDERS ...................................      $(1,939,507)      $(4,053,688)      $(10,648,950)      $(8,479,067)

DENOMINATOR:
 DENOMINATOR FOR BASIC LOSS  PER COMMON
           SHARE - WEIGHTED AVERAGE SHARES.................        6,152,000         9,486,275          6,078,909         7,365,587

 DILUTIVE POTENTIAL COMMON SHARES .........................                0                 0                  0                 0
                                                                 -----------       -----------       ------------       -----------
 DENOMINATOR FOR DILUTED LOSS PER COMMON
           SHARE ADJUSTED WEIGHTED-AVERAGE SHARES
           AND ASSUMED CONVERSIONS ........................        6,152,000         9,486,275          6,078,909         7,365,587
                                                                 -----------       -----------       ------------       -----------
 BASIC AND DILUTED LOSS PER COMMON SHARE ..................      $     (0.32)            (0.43)      $      (1.75)      $     (1.15)
                                                                 ===========       ===========       ============       ===========

 The analysis assumes that there are no conversions of any securities during the periods shown because there is a loss in each quarter, and therefore the effect of the conversion of any security would be anti-dilutive.

NOTE 9 - DEBT

               During the quarter ended March 31, 1998, the Company obtained a cash flow bridge loan of $0.4 million from the Willis Group. This is a note payable maturing May 1, 1999 with consecutive monthly installments at 10.0%

NOTE 10 -  SUBSEQUENT EVENTS

               On April 24, 1998, the Company entered into an agreement with an individual investor to issue 3.4 million shares of par $.01 per share Common Stock of the Company which, if issued as of the date hereof, would constitute approximately 15.9% of the outstanding Common Stock and warrants for the purchase of 0.17 million shares of Common Stock in exchange for $3.4 million. In addition, the Willis Group will receive a 1.0% facilitation fee for this transaction totaling $0.03 million.

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

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                MARCH 31,                              MARCH 31,

                                         1997               1998               1997               1998
                                       ------             ------             ------             ------
Sales .............................     100.0%             100.0%             100.0%             100.0%
Cost of sales .....................      73.6%              80.5%              77.0%              76.0%
                                       ------             ------             ------             ------
                                         26.4%              19.5%              23.0%              24.0%

Selling, general and
     administrative expense .......      26.5%              65.0%              25.1%              43.8%
Depreciation and amortization .....      14.0%              19.9%              14.4%              16.0%
Write down of assets ..............       0.0%               0.0%              12.2%               0.0%
                                       ------             ------             ------             ------

Operating loss ....................     (14.1%)            (65.4%)            (28.7%)            (35.8%)

Other income (expense)

     Interest income ..............       0.0%               0.1%               0.0%               0.0%
     Interest expense .............      (2.3%)             (4.3%)             (2.0%)             (5.7%)
     Miscellaneous ................      (1.8%)             (0.5%)             (1.1%)              0.4%
                                       ------             ------             ------             ------
                                         (4.1%)             (4.7%)             (3.1%)             (5.3%)

Loss before income taxes ..........     (18.2%)            (70.1%)            (31.8%)            (41.1%)
                                       ------             ------             ------             ------

Benefit for income taxes ..........      (0.0%)             (0.0%)             (2.2%)             (0.0%)
                                       ------             ------             ------             ------
Net loss ..........................     (18.2%)            (70.1%)            (29.6%)            (41.1%)
                                       ======             ======             ======             ======

SALES

The Company's sales in the three months ended March 31, 1998 decreased 45.9% to $5.8 million compared to $10.7 million for the comparable period of the prior year. For the nine months ended March 31, 1998 sales decreased 43.0% to $20.6 million compared to $36.1 million for the same period in the previous year. The decrease for both periods was due primarily to a decrease in the number of customer accounts and a corresponding decrease in billable minutes. Total billable minutes for the quarter ended March 31, 1998 decreased 53.6% to 18.0 million minutes from 38.8 million minutes for the same period of the prior year and for the nine months ended March 31, 1998 decreased 46.2% to 67.7 million minutes from 125.8 million minutes for the comparable period of fiscal 1998. The decline in revenues and billable minutes was the result of the continued rate of attrition for existing customers and a continuing decline in order activity. The Company's continuing liquidity problems during this time frame have not allowed for the funding of order activity as significant as that in the same period of the prior year.

COST OF SALES

The cost of sales for the three months ended March 31, 1998 decreased 40.8% to $4.6 million compared to $7.8 million for the comparable period of the prior year. Cost of sales for the nine months ended March 31, 1998 decreased 43.7% to $15.6 million compared to $27.8 million for the nine months ended March 31, 1998. The decreases were primarily attributable to a decrease in sales. Cost of sales as a percentage of sales increased to 80.5% from 73.6% for the three months ended March 31, 1998 and decreased to 76.0% from 77.0% in the nine months ended March 31, 1998. The increase as a percentage of sales for the quarter ended March 31, 1998 was due to increases in the cost of long-distance, commission expenses and bad debt expense as detailed below. The decrease as a percentage of sales for the nine months was due to a reduction in the Company's cost of long distance from its primary underlying carrier, as well as a reversal of an accrual for usage charges of $0.34 million for a joint venture which has ceased doing business actively.

The Company's cost of long-distance (which is a component of cost of sales) increased as a percentage of sales to 55.0% from 53.2% for the three months ended March 31, 1998 and 1997, respectively. This increase was due to fluctuations in customer usage patterns over the quarter. For the nine months ended March 31, 1998, the cost of long-distance decreased as a percentage of sales to 53.9% from 59.7% for the corresponding period in fiscal 1997. The decrease was the result of the Company reducing its cost of long-distance by negotiating more favorable rates with providers, as well as a reversal of an accrual for usage charges of $0.34 million for a joint venture which has ceased doing business actively .

Commission expense (which is a component of cost of sales) as a percent of sales increased to 11.5% for the third quarter of fiscal 1998, compared to 7.7% for the third quarter of fiscal 1997. Commission expense as a percent of sales for the nine months ended March 31, 1998 was 8.4%, an increase over the first nine months of fiscal 1997 which was 6.1%.This increase is due primarily to the Company's return to acquiring new customers utilizing advances and residual commissions rather than through purchased orders.

Billing expense (which is a component of cost of sales) as a percentage of sales decreased to 7.4% for the three months ended March 31, 1998 compared to 9.2% for the same period in the previous year as a result of the Company's transition to a less expensive in-house billing system for its direct bill customers. Billing expense as a percentage of sales increased to 8.0% for the nine months ended March 31, 1998 compared to 7.1% for the same period in fiscal 1997 as a result of an increase in the overall proportion of customers being billed through Local Exchange Carriers ("LECs"). Billings through the LECs represented 45.9% and 46.6% of the Company's revenues for the three and nine months ended, March 31, 1998 respectively.

Bad debt expense (which is a component of cost of sales) as a percentage of sales increased for the three and nine months ended March 31, 1998 to 6.2% and 5.4% of sales, respectively, as compared to 3.2% and 4.0% of sales for the three and nine months ended March 31, 1997, respectively. The increase in percentage was due to increased write-offs of bad debt over a smaller current base of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 32.8% to $3.7 million for the three months ended March 31, 1998, from $2.8 million for the same period of the prior year. Selling, general and administrative expenses increased as a percentage of sales to 65.0% for the three months ended March 31, 1998 from 26.5% for the same period of the prior year. For the nine months ended March 31, 1998 selling, general and administrative expenses as a percent of sales increased to 43.8% compared to 25.1% for the first nine months of fiscal 1997. The increase in selling, general and administrative expenses as a percentage of sales relates primarily to the substantial decrease in sales, the corresponding loss of back office economies of scale, costs associated with several severance packages and fees associated with the Transactions.

Salary expense increased $0.1 million for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 relating to severance agreements expense of $0.45 million. These severance agreements limited the potential decrease in salary expense to a $0.3 million decrease for the nine months ended March 31, 1998 compared to the corresponding nine months of fiscal 1997. Staffing decreased from 144 employees at March 31, 1997 to 109 employees at March 31, 1998.

Departmental expenses increased $0.8 million for the three and nine months ended March 31, 1998 compared to the corresponding periods in fiscal 1997. These increases were due to fees related to the Transactions, other merger and acquisition costs and capital resource opportunities.

The Company reduced administrative expenses $0.1 million in the third quarter of fiscal 1998 compared to the same period in fiscal 1997 and $0.3 million for the nine months ended, March 31, 1998 as compared to the nine months ending March 31, 1997 as part of an overall cost reduction efforts.

Lease expense decreased $0.2 million in the quarter and nine months ended March 31, 1998 compared to the corresponding periods in fiscal 1997 due to renegotiated lease terms with a third party leasing company in the third quarter of 1998.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased 23.7% to $1.1 million for the quarter ended March 31, 1998 as compared to $1.5 million for the same period in the previous year and decreased 36.5% to $3.3 million for the nine months ended March 31, 1998 as compared to $5.2 million for the nine months ended March 31, 1997. The decrease is the result of the write off of significant purchases of customer accounts during the 1997 fiscal year. Purchased accounts are amortized utilizing a declining balance method. The write offs resulted in significant reductions in quarterly and nine month amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $1.0 million in cash from operations for the nine months ended March 31,1998, compared to $4.0 million cash generated for the same period of the prior year. Cash used from operations for the nine month period ending, March 31, 1998 was primarily used to fund operating expenses.

Cash used in investing activities totaled $7.9 million for the nine months ended March 31, 1998, compared to $0.1 million for the same period of the previous year. Cash used in investing activities in the first three quarters of fiscal

1998 consisted primarily of asset additions including the computer equipment and software installation costs related to the Company's new billing system, acquisition of the Switches and related assets and acquisition advances related to the purchase of SA Telecom.

Cash provided by financing activities was $11.1 million for the nine months ended March 31, 1998, compared to cash used of $2.6 million for the same period in the previous year. This primarily related to proceeds received from the issuance of stock to a private investment group, a note from Finova for $6.05 million and a note payable and subsequent conversion to stock from The Willis Group for $1.0 million.

At March 31, 1998 , the Company had a receivables sale agreement with Receivables Funding Corporation ("RFC"). The agreement funded on July 7, 1997. The agreement provides for accounts receivable purchase commitments of up to $8.0 million for the purchase of the Company's receivables from customers that meet specified eligibility requirements. Funding is based on a percentage of the Company's outstanding receivables and allows for RFC to cease funding new receivables without prior written consent at RFC's option. The program fee applied to the outstanding balance of net purchased receivables is prime plus 4.5% (13.0% at March 31, 1998.)

On March 6, 1998, the Company entered into an exchange agreement ("Exchange Agreement") with Furst, the holder of the Company's $3.0 million subordinated debt, pursuant to which Furst exchanged the $3.0 million 10% subordinated note due December 31, 1998 and warrants to purchase 1.5 million shares of Common Stock for 3,000 shares of the Company's Series B Preferred, par value $0.01 per share along with 0.3 million shares of Common Stock to satisfy the accrued interest due on the note. On March 6, 1998, the Company agreed with Furst to issue to the holder one share of Common Stock for every dollar of interest in arrears due to the note holder. The Company issued 0.3 million shares in satisfaction of this obligation.

On January 28, 1998, the Company issued to the Willis Group 4.0 million shares of Common Stock for an aggregate of $4.0 million.

On March 26, 1998, the Company issued to First Sterling Ventures, a Texas corporation, and an individual, both accredited investors, an aggregate of 1.33 million shares of Common Stock and warrants to purchase an additional 0.67 million Common Stock shares for an aggregate of $2.0 million in cash. The Willis Group was granted a 1.0% facilitation fee for these transactions totaling $0.02 million.

On April 24, 1998, the Company entered into an agreement with an individual investor to issue 3.4 million shares of par $.01 per share Common Stock of the Company which, if issued as of the date hereof, would constitute approximately 15.9% of the outstanding Common Stock and warrants for the purchase of 0.17 million shares of Common Stock in exchange for $3.4 million. In addition, the Willis Group will receive a 1.0% facilitation fee for this transaction totaling $0.03 million.

During the period ended March 31, 1998 the Company initiated the conversion of its customer support and billing systems from an internally developed system to Platinum AMS, a commercially available software package. According to its developer, Platinum AMS is a year 2000 compliant system. Platinum AMS is a fully integrated customer support and billing system for the telecommunications industry which has been successfully installed at a significant number of companies. Management initiated the conversion project because, upon successful completion of the project, Platinum AMS should upgrade the Company's back office capabilities significantly. Management chose to install a commercially available system rather than to develop a custom system in-house in order to reduce the cost and risk of the project. The Company is working closely with the vendor to complete the conversion project. To date, the conversion is on schedule and the majority of the Company's bill cycles have been converted successfully. However, there can be no assurance that the Company will complete the conversion project successfully or that the software will perform according to specifications once it is installed. Any delays in implementation would have a negative effect on cash flows.

The successful completion of the SA Telecom transaction is contingent upon the Company securing additional working capital financing to replace the facility currently in place at SA Telecom. The Company is negotiating with its current financing source and other lenders to provide such a facility. There can be no assurance that the Company will be able to obtain this financing on favorable terms. The Company believes economies of scale can be reached through combining duplicate job functions, integrating SA Telecom's network into the Company's network and converting SA Telecom. billing cycles to the Company's billing system. To date, the Company has successfully reduced personnel, integrated selected portions of SA Telecom's network to its own network and converted several of SA Telecom's billing cycles. However, there can be no assurance that the Company will not be required to fund continuing unexpected losses related to SA Telecom.

There can be no assurances that the Transactions will return the company to profitability. If the Company continues to incur substantial operating losses, the Company may be forced to seek protection under the United States bankruptcy laws.

Mangement has developed a strategy for rebuilding the Company through an aggressive acquisition program. This acquisition program may require significant additional capital. The Company intends to seek additional capital as neccessary to fund such aqcuisitions through one or more funding sources that may include borrowings under additional credit facilities, or offerings of debt and/or equity securities of the Company. Cash provided by operating activities may also be used to fund a portion of future acquisitions. Although management believes that the Company will be able to obtain sufficent capital to fund acquisitions, there can be no assurances that such capital will be avaiable to the Company at the time it is required or on the terms acceptable to the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including consumer protection statutes enforced by the Attorney General of each state. During 1995, 1996 and 1997 the Attorneys General of eleven states alleged violations of various consumer protection statutes against EqualNet. Each of these matters alleged that the state received an excessive number of customer complaints that long-distance service was switched to the Company without the customer's knowledge or informed consent, with sanctions being sought under the deceptive trade practices or consumer protection statutes of these states. The Company reached a settlement agreement on December 22, 1997. The result of the settlement was that the Company agreed to pay a total of $225,000 to the Attorneys General of the eleven states involved by February 28, 1998 . The payments were reimbursement for investigative costs and attorney's fees incurred by the Attorneys General in connection with the investigation of the alleged consumer protection violations and to conduct consumer education activities. In addition, the Company agreed to adjust balances appropriately on any pending and unresolved complaints, which complaints were to be identified by each Attorney General. It is anticipated that the amount of these adjustments will not be material. The settlement payments were made to the appropriate states in March 1998.

On February 12, 1998, Comerica Leasing Corporation brought suit against EqualNet Corporation in Harris County District Court for default of lease payments of approximately $1.5 million for computer hardware. On March 6, 1998, the suit was dismissed and a settlement was reached calling for an immediate payoff of three of the leases totaling approximately $0.2 million and variable monthly payments with a balloon payment in December 1999 for approximately $0.2 million.

ITEM 2.    CHANGES IN SECURITIES

On December 2, 1997, EqualNet entered into several related agreements, (as amended, the "Agreements") involving the Willis Group, LLC, a privately held investment partnership ("the Willis Group"), and other third parties. Collectively, these Agreements provided for a recapitalization of the Company and for the Company to acquire certain telecommunications network assets and switches (collectively the "Transactions".)

               Under the terms of the Agreements the Company issued 1.4 million shares of Common Stock, and warrants to purchase an additional
               0.4 million shares of Common Stock at $1.00 per share as partial consideration for the Switches. A loan from an unaffiliated third party was obtained for the cash portion to purchase the Switches. An individual investor was issued 0.5 million warrants for guaranteeing this financing.

               Under the terms of the Agreements the Company acquired Netco Acquisition Corp. ("Netco"), a Delaware corporation, in exchange for 3.58 million shares of Common Stock, and 2,000 shares of Series A Preferred. Series A Preferred has a stated value of $1,000 and will be entitled to receive dividends at the rate of $80.00 per year, payable quarterly. Holders of Series A Preferred will have the right to convert their shares into Common Stock initially at the rate of 1,000 shares of Common Stock per share of Series A Preferred (or the stated value divided by $1.00), or an aggregate of 2.0 million shares of Common Stock, subject to adjustment pursuant to certain anti-dilution provisions. The Series A Preferred has a $1,000 per share liquidation preference over the Company's Common Stock. Under the instrument defining the rights of the holders of the Series A Preferred, the Company is prohibited from declaring or paying dividends on the Common Stock unless all accrued dividends on the Series A Preferred have been paid.

               Under the terms of the Agreements the Company issued and sold to the Willis Group 4.0 million shares of Common Stock at a price of $1.00 per share in cash.

               The Company believes that the issuances of Common Stock and Series A Preferred Stock are exempt from registration under section 4(2) and 4(6) of the Securities Act of 1933 ("the Securities Act".)

On March 6, 1998, the Company entered into an exchange agreement ("Exchange Agreement") with Furst, an accredited investor and the holder of the Company's $3.0 million subordinated debt, pursuant to which Furst exchanged the $3.0 million 10% subordinated note due December 31, 1998 and warrants to purchase 1.5 million shares of Common Stock for 3,000 shares of Series B Preferred along with
0.3 million shares of the Company's Common Stock to satisfy the accrued interest due on the notes. Each share of the Series B Preferred has a stated value of $1,000 and is entitled to share with the Common Stock in any dividends declared based upon the number of shares of Common Stock the Series B is convertible into at the time such dividend is declared. Each share of Series B Preferred is convertible initially into 500 shares of Common Stock, subject to adjustment if the market price of the Common Stock is below $2.00 per share between May 8, 1998 and June 5, 1998, and also subject to certain anti-dilution provisions. The Series B Preferred has a $1,000 per share liquidation preference over the Series A Preferred and the Common Stock. Each share of Series B Preferred also entitles the holder thereof to one vote, voting as a single class with the Common Stock, on matters submitted to the shareholders of the Company. The Company believes that such issuance and exchange was exempt from registration under sections 4(2) and 4(6) of the Securities Act.

On January 28, 1998, the Company issued to the Willis Group 4.0 million shares of Common Stock for an aggregate of $4.0 million.

On March 26, 1998, the Company issued to First Sterling Ventures, a Texas corporation, and an individual, both accredited investors, an aggregate of 1.33 million shares of Common Stock and warrants to purchase an additional 0.67 million Common Stock shares for an aggregate of $2.0 million in cash. The Willis Group was granted a 1.0% facilitation fee for these transactions totaling $0.02 million.

The Company believes that such offering and sale was exempt from registration under section 4(2) and 4(6) of the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Through March 5, 1998, the Company was not in compliance with the interest payment covenant of its subordinated note agreement. On March 6, 1998, the Company agreed with a holder of the subordinated note of the Company to issue to the holder one share of Common Stock for every dollar of interest in arrears due to the note holder. The Company issued 0.3 million shares in satisfaction of this obligation.

The Series A Preferred is entitled to quarterly dividends of $20 per share (or $40,000 in the aggregate) beginning April 1, 1998. On April 1, 1998, the Series A Preferred had been outstanding for 26 days, and each share was therefore entitled to a dividend of $5.78. The Company did not declare or pay the dividend due on the Series A Preferred on April 1, 1998. The Company did accrue the obligation incurred through March 31, 1998. Such dividends, when not paid, are cumulative and bear interest at the rate of 12.0% per year until paid. The aggregate dividend arrearage on the Series A Preferred as of the date of this report is $11,557.

At March 31, 1998, the Company was in default on its $1.18 million note payable to one of its carriers. The Company is negotiating to revise the terms of the note. Outstanding interest due at March 31, 1998 was $0.09 million.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 5, 1998, the Company held its Annual Meeting of Shareholders where several proposals were approved as follows:

1. The Company's Articles of Incorporation were amended increasing the Company's authorized share capital to 55.0 million shares, consisting of 50.0 million shares of common stock, par value $.01 per share and 5.0 million shares of preferred stock, par value $.01 per share. Votes cast for - 4,652,683, against - 4,890, and withheld - 14,550.

2. The acquisition by the Company of communications network equipment for a aggregate of (i) $5.85 million in cash, for which the Company expects to incur indebtedness (ii) 1.4 million shares of Common Stock (iii) warrants to purchase
0.4 million shares of Common Stock and (iv) warrants to purchase 0.5 million shares of Common Stock in exchange for a guarantee of debt.

The acquisition by the Company of certain intangible rights and assets used in the telecommunications business through the merger of a wholly-owned subsidiary of the Company with and into the holder of those rights and assets, where the Company issued 3.58 million shares of Common Stock and 2,000 shares of Preferred Stock (convertible in the aggregate into approximately 2.0 million shares of Common Stock.)

The Company issued 4.0 million shares of Common Stock for $1.00 per share in cash. Votes cast for - 4,653,669, against - 4,890 and withheld - 13,564.

3. The Shareholders ratified the issuance by the Company on October 1, 1997, of a $1.0 million Convertible Secured Note (convertible into approximately 1.0 million shares of Common Stock) and a warrant for the purchase of up to 0.2 million shares of Common Stock to one of such investors. Votes cast for - 4,640,169, against - 11,890 and withheld - 20,064.

4. The election of six directors as follows:

Mr. James T. Harris (three year term) for - 4,652,133, against - 0 and withheld
- 19,990.

Mr. Mark A. Willis (three year term) for - 4,652,133, against - 0 and withheld - 19,990.

Mr. John Isaac "Ike" Epley (two year term) for - 4,652,133, against - 0 and withheld - 19,990

Mr. Mitchell H. Bodian (one year term) for - 4,652,133, against - 0 and withheld
- 19,990

Dr. Ronald J. Salazar (one year term) for - 4,652,133, against - 0 and withheld
- 19,990.

Mr. Walter V. Klemp (one year term) for - 4,652,133, against - 0 and withheld - 19,990.

Continuing Directors:
Zane Russell
Michael L. Hlinak

Mr. Walter Klemp resigned effective upon the closing of the Transactions.

On all proposals above, there were no broker non-votes.

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

CAUTIONARY STATEMENTS:

See "Special Note Regarding Forward-Looking Statements".

SA TELECOM INTEGRATION - The successful completion of the SA Telecom transaction is contingent upon the Company securing additional working capital financing to replace the facility currently in place at SA Telecom. The Company is negotiating with its current financing source and other lenders to provide such a facility. There can be no assurance that the Company will be able to obtain this financing on favorable terms. The Company believes economies of scale can be reached through combining duplicate job functions, integrating SA Telecom's network into the Company's network and coverting SA Telecom's billing cycles to the Company's billing system. To date, the Company has successfully reduced personnel, integrated selected portions of SA Telecom's network to its own network and converted several of SA Telecom's billing cycles. However, there can be no assurance that the Company will not be required to fund continuing unexpected losses related to SA Telecom.

SYSTEMS CONVERSION PROJECT - During the period ended March 31, 1998 the Company initiated the conversion of its customer support and billing systems from an internally developed system to Platinum AMS, a commercially available, fully integrated customer support and billing system for the telecommunications industry. According to its developer, Platinum AMS is a Year 2000 compliant system. The Company is working closely with the vendor to complete the conversion project. However, there can be no assurance that the Company will complete the conversion project successfully or that the software will perform according to specifications once it is installed

POSSIBLE ADVERSE CONSEQUENCES OF THE TRANSACTIONS - There can be no assurance of the Company's ability to service the additional debt incurred in the Transactions. Further, there can be no assurance regarding the condition of the Switches and other assets acquired in the Transactions.

CONTINUED OPERATING LOSSES -The objective of the change of control Transactions (see Note 4) is to strengthen the Company's financial position and its operations and competitive position in the industry by transforming it from a reseller to a facilities-based carrier with a nationwide network. The Company believes that by becoming a switch-based carrier it can increase margins and cash flow. However, there can be no assurances that the Transactions will return the Company to profitability. In the event of continued losses, the Company may be forced to seek protection under the United States bankruptcy laws.

ATTRITION RATES - In the event that the Company experiences attrition rates in excess of those anticipated either as a result of increased provisioning times by its underlying carrier, the purchase of poor performing traffic, or the inability to properly manage the existing customer base, additional charges that affect earnings may be incurred.

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

DEPENDENCE ON AT&T AND OTHER FACILITIES-BASED CARRIERS - While the Company is implementing the new network, the Company currently depends primarily upon AT&T and, to a lesser extent, upon Sprint, through its contract with Furst, to provide the telecommunications services to a majority of its current customers. The termination of the Company's current contract with AT&T or the loss of the telecommunications services that the Company receives from AT&T or Sprint (through Furst) could have a material adverse effect on the Company's results of operations and financial condition.

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

VOLATILITY OF SECURITIES PRICES - Historically, the market price of the Common Stock has been highly volatile. During the period January 1, 1996 to March 31, 1998, the market price for the Common Stock as reported by The Nasdaq Stock Market has ranged from a high of $10 1/2 per share to a low of $ 9/16 per share. There can be no assurance that the market price of the Common Stock will remain at any level for any period of time or that it will increase or decrease to any level. Changes in the market price of the Common Stock may bear no relation to EqualNet's actual operational or financial results.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

+ 4.1 Loan and Security Agreement, dated March 6, 1998, between the Company and Finova Capital Corporation.

  4.2 Note dated October 1, 1997, issued by the Company to the Willis Group.

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

+ 10.5 Exchange Agreement, dated March 6, 1998 between the Company and The Furst Group, Inc.

+ 10.6 Stock and Warrant Purchase Agreement dated March 26 1998, between the Company and First Sterling Ventures Corp. and Frank Hevrdejs.

+ 10.7 Stock Purchase Warrant dated March 26, 1998, between the Company and First Sterling Ventures Corp.

+ 10.8 Stock Purchase Warrant dated March 26, 1998, between the Company and Frank Hevrdejs.

+ 10.9 Stock and Warrant Purchase Agreement dated April 24, 1998, between the Company and James R. Crane.

+ 10.10 Registration Rights Agreement dated April 24, 1998, between the Company and James R. Crane.

+ 10.11 Warrant Agreement dated April 24, 1998, between the Company and James R. Crane.

+ 10.12 Purchase Agreement dated January 15, 1998 between the Company and SA Telecommunications, Inc. and Certain of its Subsidiaries as amended by Amendment dated March 10, 1998.

+ 10.13 Management Services Agreement dated March 12, 1998 between the Company and SA Telecommunications, Inc.

+ 27.1            Financial Data Schedule

b.   Reports on Form 8-K

On March 10, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting, under Items 1, 5 and 7, the change of control of the Company and the Transactions described in this report. The Company included a pro forma balance sheet as of January 31, 1998 after giving effect to the Transactions, in that report.

+ Filed herewith

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EQUALNET HOLDING CORP.

    Date May 15, 1998                   /s/ LANCE A. HACK
                                        -------------------------------
                                        interim Chief Financial Officer
                                        (duly authorized officer and
                                         principal financial officer)