Form 10-K
period 1998-06-30
EQUALNET COMMUNICATIONS CORP
filed 1998-10-14
CIK 936163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED JUNE 30, 1998       COMMISSION FILE NUMBER 0-025842

                         EQUALNET COMMUNICATIONS CORP.

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

  Yes X  No
     --    --

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


Aggregate market value of the voting stock (common stock) held by
non-affiliates of registrant as of October 2, 1998                    $2,536,016

Number of shares of registrant's common stock outstanding
as of October 2, 1998                                                 18,385,832

Item                                                                        Page
--------------------------------------------------------------------------------
                               TABLE OF CONTENTS


PART I

1.   BUSINESS................................................................ 1
2.   PROPERTIES..............................................................10
3.   LEGAL PROCEEDINGS.......................................................10
4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................14


PART II

5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS.................................................................15
6.   SELECTED FINANCIAL DATA.................................................18
7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.....................................19
7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............37
8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................37
9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................37


PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................38
11.  EXECUTIVE COMPENSATION..................................................40
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
     OWNERS AND MANAGEMENT...................................................43
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................45


PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
     AND REPORTS ON FORM 8-K.................................................48

     ALL DEFINED TERMS UNDER RULE 4-10(A) OR REGULATION S-X SHALL HAVE THEIR STATUTORILY PRESCRIBED MEANINGS WHEN USED IN THIS REPORT.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without 1imitation, statements regarding the Company's (defined below) financial position, business strategy, budgets and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. There are important factors that could cause actual results to differ materially from the Company's expectations including without limitation, bankruptcy or court actions or proceedings related to the bankruptcy of EqualNet Corporation and EqualNet Wholesale Services, Inc., the Company's ability to obtain additional financing and the assumptions, risks and uncertainties set forth below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements", including without limitation, in conjunction with the forward-looking statements in this Annual Report on Form 10-K (collectively "Cautionary Statements"). All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

                              PART I

ITEM 1.   BUSINESS

GENERAL

     Equalnet Communications Corp. (the "Company"), a corporation incorporated in the state of Texas on January 20, 1995, and previously known as EqualNet Holding Corp., is a holding company currently comprising three operating subsidiaries, EqualNet Corporation ("EqualNet"), a long-distance telephone company that provides services to generally smaller commercial and residential accounts nationwide, Netco Acquisition Corp., ("Netco") the owner of nine switches located in major U.S. cities and USC Telecom, Inc. ("USC Telecom") formed in the first quarter of fiscal 1999 to acquire the assets purchased from SA Telecommunications, Inc. ("SA Telecom") (see "SA Telecom Acquisition"). The Company began fiscal 1998 as a switchless reseller of long distance services through EqualNet. During the third quarter of fiscal 1998 the Company purchased, through its wholly owned subsidiary Netco, nine switches and became a switch-based reseller with leased line facilities (see "Industry Background, Structure and Competition"). EqualNet principally utilizes AT&T Corp. ("AT&T"), Sprint Communications Company, L.P. ("Sprint") through its arrangement with The Furst Group, Inc. ("Furst") a privately-held reseller of long-distance and telecommunications services, Frontier Communications and MCI WorldCom Inc. ("MCI WorldCom") to provide transmission of its customers' traffic. Sales related to services provided utilizing the AT&T and Sprint networks accounted for approximately 78.15% and 17.44%, respectively, of the Company's revenues for the year ended June 30, 1998.

     EqualNet, one of the Company's subsidiaries, and EqualNet Wholesale Services, Inc. ("Wholesale") a non-operating wholly owned subsidiary of EqualNet, filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") on September 10, 1998 (the "Petition Date") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"), Houston, Texas. The cases are pending in such court as Cases No. 98-39561-H5-11 and 98-39560-H4-11. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code,

EqualNet, as debtor-in-possession, expects to continue to manage and operate its assets and business pending the confirmation of a reorganization plan subject to the supervision and orders of the Bankruptcy Court. At the time of its bankruptcy filing, EqualNet reported total assets of $20.7 million and total liabilities of $57.6 million. The largest individual creditor of EqualNet as of the bankruptcy filing date was the Company, which was owed approximately $33.0 million at the time of EqualNet's bankruptcy filing. On October 2, 1998 Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation.

     EqualNet markets its services primarily to small business customers with monthly long-distance bills of less than $500. For the year ended June 30, 1998, the monthly long-distance bill of EqualNet's average customer was approximately $41. As of June 30, 1998, EqualNet had over 30,000 long-distance customers. EqualNet is one of the several hundred "tier three" long distance service providers. See "-Industry Background Structure and Competition." EqualNet historically has used independent marketing agents and an internal sales force to sell its services. Revenues derived from EqualNet's customers introduced to EqualNet by independent marketing agents constituted approximately 85% of EqualNet's total revenue for the year ended June 30, 1998. The independent marketing agents typically receive residual commissions based on billed revenue.

     The Company's revenues declined from a peak of $78.4 million in fiscal year 1996 to $46.6 million for the fiscal year ended June 30, 1997 and to $24.9 million for the fiscal year ended June 30, 1998. Pre-tax losses for the fiscal years ended June 30, 1996, 1997 and 1998 were $11.1 million, $12.6 million and $17.9 million, respectively.

     During fiscal year 1998, the Company continued to experience financial and operational difficulties. During the second half of fiscal 1998 the Company focused on transitioning from being a switchless reseller to becoming a national switch-based carrier by purchasing nine telecommunications switches ("Switches") on March 6, 1998 through its subsidiary, Netco. During the process of connecting network facilities to the Switches, the Company realized it lacked adequate capital to support a national switched approach. The Company is focusing upon a regional reseller approach, utilizing those Switches of Netco located where the Company has the greatest potential for concentration of traffic. In its effort to generate additional cash flow from under utilized assets, the Company is currently investigating the possibility of liquidating certain Switches or partitioning or leasing Switches to other carriers. The Company plans to focus on offering bundled services to its customers, mainly long-distance service, local service, wireless and paging, internet access and web pages.

     In October, 1998, the Company began to disconnect all of its Switches in order to reduce fixed costs in areas in which the Company has little or no long-distance traffic and simultaneously allow the Company to reconfigure its circuits to increase its margins in areas where the Company has concentrations of traffic. The Company intends to adopt a geographic focus in southern California and the southwest where a significant portion of its customer base currently resides. The Company believes that its Switches located in Houston and Dallas, Texas and Los Angeles, California are well situated to service this market area. The Company intends to seek to enter into wholesale agreements, such as partitioning or leasing contracts, to turn its other Switches into revenue generating assets.

INDUSTRY BACKGROUND, STRUCTURE AND COMPETITION

     According to industry data, AT&T, together with MCI WorldCom and Sprint constitute what generally is regarded as the first tier in the long distance market. The second tier, generally defined as comprising companies generating between $2 billion and $500 million in annual long distance revenue, such as Frontier Corporation ("Frontier"), Cable & Wireless Communications, Inc. and Qwest Communications, are believed to account for less than 5% of the more than $80 billion long-distance market cumulatively. The remaining market share is held by several hundred smaller companies, known as third tier carriers. Recent legislative and regulatory activity is designed to foster a telecommunications industry that encourages greater competition among providers of long-distance and local telecommunications services, as well as data and network services.

     Many first and second tier companies, most notably AT&T, Sprint, MCI WorldCom and Frontier, have been providing long-distance products for resale for a number of years to capture incremental traffic volume. In 1991, EqualNet entered into the first of its agreements with AT&T to resell long distance service over AT&T's network. In 1994, EqualNet entered into an agreement with Sprint to resell long distance over Sprint's network. In 1996, EqualNet replaced its direct contractual relationship with Sprint with its arrangement with Furst to continue service to EqualNet's customers over Sprint's network.

     Besides gross revenue, another significant distinction between long-distance companies involves whether they maintain their own facilities. Facilities-based companies own or lease transmission facilities, such as fiber optic cable or digital microwave equipment. Profitability for facilities-based carriers is highly dependent upon their ability to manage complex networking and transmission costs. Substantially all of the first- and second-tier long distance companies are facilities-based carriers and generally offer service nationwide. Facilities-based carriers in the third tier of the market generally have facilities in a focused geographic area or lease facilities from first or second tier carriers. Profitability for non-facilities based carriers is based primarily on their ability to generate and retain sufficient revenue volume to negotiate attractive pricing with one or more facilities-based carriers. Pricing in such contracts typically is correlated inversely to minimum revenue or volume commitment levels and term.

     EqualNet began fiscal 1998 as a reseller utilizing such contracts to provide service for its customers' long distance services, and still utilizes such contracts to provide services to its historical customer base. During fiscal 1998, EqualNet became a leased facilities-based carrier as a result of its acquisition of Netco and the build out of network facilities connecting these switch sites. While Netco owns the Switches used for the routing of long distance traffic, all of the network facilities are leased from other providers.

     Another distinction among long-distance companies is that of switch-based versus switchless carriers. Switch-based carriers have one or more switches, computers that direct telecommunications traffic in accordance with programmed instructions. All of the facilities-based carriers are switch-based carriers, as are many non-facilities-based companies. Switchless carriers depend on one or more facilities-based carriers to provide both transmission capacity and switch facilities. In addition, switchless resellers enjoy the benefit of offering their service on a nationwide basis, assuming that their underlying carrier has a nationwide network. Through fiscal 1997, EqualNet was a switchless reseller. During the third quarter of fiscal 1998, Netco, a wholly owned subsidiary of the Company, acquired the Switches and associated network assets for approximately $13.2 million. EqualNet entered into an agreement with Netco to provide for operation of the Switches and build out of network facilities in exchange for the right to carry traffic over the network and as a result became a switch-based carrier.

     The $95 billion local telecommunications industry is dominated by the regional Bell operating companies ("RBOC"s) and GTE Communications Corporation ("GTE"). The RBOCs and GTE have the authority to provide interLATA (geographic areas created by the AT&T divestiture known as local access transport areas) long-distance service outside their service regions. The Telecommunications Act of 1996 (the "Act") established procedures whereby the RBOCs can apply for authority to provide interLATA long-distance service inside their respective service region. Similarly, certain of the requirements governing GTE's provision of in-region long-distance service were removed by the Act.

The nature of competition in the telecommunications industry is expected to change significantly as legislative, regulatory and judicial activities progress. As barriers are removed for the RBOCs to provide long distance services inside their geographic areas, and as telecommunications mergers and consolidations occur, the Company would expect an increase in competition for long-distance services which could result in the further loss of market share, more price competition and/or a further decrease in operating margins. The Company expects additional industry wide downward price pressure as the RBOCs begin to compete more aggressively in the long distance market.

     The Company's ability to compete and grow is subject to changing industry conditions. Legislation and the resulting regulatory and judicial action have had a significant impact on the current industry environment. These changes are expected to continue to alter the nature and degree of competition in both the local and long-distance segments of the industry and could directly impact the Company's future growth opportunities.

     Competitive factors in the long distance industry affecting the Company's market share include brand recognition, pricing, customer service, network quality, value-added services and regulatory and judicial developments. Non-facilities-based carriers typically receive rates from underlying carriers in inverse correlation with the amount of traffic that they can commit to the underlying carrier - the larger the commitment, the lower the cost of service. Subject to contract restrictions and customer brand loyalty, resellers may competitively bid their traffic among various national long-distance carriers to lower their cost of service. Non-facilities-based switchless carriers devote their resources entirely to marketing, operations and customer service, leaving the costs of network maintenance and management to the underlying carrier. Conversely, facilities-based carriers concentrates on maximizing network efficiency. In order to operate efficiently, facilities based carriers require concentrations of their customer traffic where they have facilities to attempt to maximize their network utilization and reduce the effective cost per minute.

     The relationship between resellers and the major underlying carriers is predicated primarily upon the pricing strategies of the first tier companies, which has resulted historically in higher rates for the small business customer when compared to the rates paid by larger commercial customers. Small business customers typically are not able to make the volume commitments necessary to negotiate reduced rates under individualized contracts. The higher rates result from the higher cost of credit, collection, billing and customer service per revenue dollar associated with small billing level long-distance customers. By committing to large volumes of traffic, the reseller is guaranteeing traffic to the underlying carrier. The underlying carrier is also relieved of the administrative burden of qualifying and servicing large numbers of relatively small accounts. The successful reseller efficiently markets the long-distance services, processes orders, verifies credit and provides customer service to these large numbers of small accounts.

     The Company believes that the rapid evolution of the communications industry presents an opportunity for consolidation of third-tier companies in general, and resellers and smaller, regionally focused switch based carriers, in particular. Many of these companies are undercapitalized and may have difficulty providing their services profitably, especially given that the level of price competition among carriers has continued to increase. By growing through consolidation, the Company believes that it can (i) generate increased margins by securing better pricing from underlying carriers because of increased volume commitments, (ii) justify the installation of switches in geographic areas with concentrations of long distance traffic, and (iii) achieve economies of scale in overhead allocation. Such economies are not certain and cannot be precisely predicted. However, neither the amount of any increased margins nor the ability to obtain such increased margins, nor the ability to concentrate customer traffic of the Company, nor the economies of scale in overhead allocation, are certain and cannot be precisely predicted.

SA TELECOM ACQUISITION

     On January 21, 1998, the Company signed an agreement with SA Telecom, a switch-based, long-distance telecommunications carrier serving customers primarily in Texas and southern California to acquire certain assets and customer bases in exchange for a combination of shares of the Company's convertible preferred stock, cash and assumption of certain liabilities. The transaction was subject to certain conditions, including approval of the bankruptcy court supervising the reorganization of SA Telecom under Chapter 11 of the Bankruptcy Code. On March 9, 1998, the Company won approval from the bankruptcy court for the transaction. The purchase of SA Telecom was approved by the Company's shareholders on June 30, 1998 and the acquisition closed on July 22, 1998 for consideration of approximately $3.47 million in cash, approximately $5.4 million in convertible preferred stock and the assumption of approximately $4.0 million in debt payable to Greyrock Business Credit. The Company's newly formed wholly owned subsidiary, USC Telecom, acquired the assets of SA Telecom subject to final closing adjustments. Prior to the closing of this transaction, EqualNet and SA Telecom entered into a management agreement pursuant to which EqualNet managed the operations of SA Telecom until the closing of the transaction. EqualNet assumed responsibility for any profits or losses attributable to SA Telecom's operations between April 1, 1998 and the closing of the transaction. SA Telecom has provided USC Telecom with notice that it believes that the Company owes SA Telecom approximately $655,000 for operating losses during the period the management agreement was in effect. The determination of operating losses under the management agreement is subject to interpretation and the Company has disputed the amount of operating losses as alleged by SA Telecom. The Company estimates that the final amount of operating losses under the management agreement are lower than SA Telecom's calculations. Additionally, SA Telecom is disputing certain other elements of the final purchase price settlement. It is most likely USC Telecom and SA Telecom will settle these disputes at the same time and it is not possible to estimate the outcome. Any additional amount paid by the Company, if any, is anticipated to be recorded as additional purchase consideration. The Company has not included any losses associated with SA Telecom operations in its Consolidated Statement of Operations for the fiscal year 1998.

PRODUCTS AND SUPPLIERS

AT&T

     EqualNet's principal provider of underlying outbound and inbound long-distance services is AT&T. AT&T provides such services to EqualNet pursuant to a long term contract which may be rejected by EqualNet in its pending Chapter 11 proceedings. In the event EqualNet rejects the AT&T contract, EqualNet could seek to renegotiate an alternative contract with AT&T, subscribe for other tariffed services or seek to acquire services on a wholesale basis from other AT&T resellers. Under its existing contract, EqualNet has committed to purchase a minimum amount in AT&T long distance each year. EqualNet entered into a new agreement with AT&T effective May 1, 1997 for which the third minimum semi-annual revenue commitment ("MSARC") period ends October 31, 1998. At June 30, 1998, the revenue generated by EqualNet under the AT&T contract was substantially below the pro rata commitment of $15.0 million for this six month period. The total shortfall for this MSARC is estimated to be $11.6 million. Absent rejection or modification of its agreement with AT&T, EqualNet will most probably continue to experience shortfalls in its MSARC obligations throughout the remaining terms of the AT&T agreement which expires in April 2000. Historically, EqualNet has been able to negotiate amendments to its carrier agreement which have resulted in no penalty being incurred by EqualNet. No assurances can be made that EqualNet will be able to reach a settlement with AT&T should

EqualNet not reject its contract and fail to meet its current commitment. If either AT&T or EqualNet terminates the existing contract prior to the expiration of the full term without execution of a new contract, EqualNet could be liable for 100% of the unsatisfied MSARC for the period in which discontinuance occurs and for half of the total amount of the remaining unsatisfied MSARC. The Company's Statement of Operations for the year ended June 30, 1996, 1997 and 1998 do not include provisions for losses associated with MSARC to AT&T. Any liabilities for MSARC relating to periods after the rejection date would likely be treated in the bankruptcy as pre-petition unsecured indebtedness. Due to the amount of EqualNet's secured indebtedness (approximately $16.0 million), it is unlikely AT&T would realize significant benefits even if it does assert its claim for additional MSARC payments.

Sprint

     EqualNet began purchasing long-distance services effective November 1, 1996, under Furst's contract with Sprint. This long-distance product was negotiated at a rate less than that of EqualNet's AT&T contract rate and has been marketed as EqualNet's private brand economy-priced product. This long-distance product is available to EqualNet's marketing network as an alternative to the AT&T products. EqualNet's current agreement with Furst does not have a term and may be canceled by either party at any time. No assurances can be made that EqualNet will continue to be able to utilize Sprint through its contract with Furst. Termination of the Furst contract could result in an increase in the cost Sprint charges EqualNet to provide services. If EqualNet cannot use Furst's contract with Sprint or negotiate its own agreement with Sprint, EqualNet could transfer these customers to another carrier. Although EqualNet expects that such a transfer would cause substantial one-time customer attrition, EqualNet would not expect a termination of the agreement with Furst to have a material adverse effect on EqualNet's results of operations.

Other Carriers

     MCI WorldCom was one of the primary underlying carriers for SA Telecom. EqualNet entered into an agreement with MCI WorldCom for the provision of service in order to provide services over MCI WorldCom's network to new customers located in an area not accessible by the Company's network.

     In addition, the Company negotiated an agreement in August 1998 with Frontier Communications for the transport of traffic on its network facilities and switchless resale traffic requiring a minimum of $250,000 monthly usage requirement after the contract's initial six month term. The pricing under this contract is superior to that available under the AT&T and Sprint contracts and can be utilized for customers who are in areas where use of the Company's switches is not economically advantageous.

     The Company's diversity of carrier relationships may provide further flexibility and alternatives for the Company in the event it is not able to continue to contract with any one of the currently underlying carriers that provide services for its customers.

CUSTOMER SERVICE AND CUSTOMER MANAGEMENT SYSTEM

     The Company's operating subsidiaries customer service function seeks to develop long-term customer relationships by providing accurate billing information and processing customer requests in a timely and efficient manner. The responsibilities of the operations department include billing, "provisioning" or processing orders with the underlying carriers, and supporting independent marketing agents. The operations department receives orders from independent marketing agents and from the sales department of EqualNet and USC Telecom and then processes the orders for entry into the appropriate subsidiary's database. Operations personnel interface with the underlying carriers and billing companies for processing and procedural matters.

     During the third quarter of fiscal year 1998, the Company abandoned the improvements to the "NetBase" system in favor of "AMS", a customer management and information system with billing capabilities, purchased from an independent telecom oriented software vendor, Platinum Communications. The Company experienced difficulties converting from the NetBase system to AMS. Unlike NetBase (the system used for most of fiscal year 1998 prior to conversion), AMS purportedly had capabilities required for switch-based data gathering, rating and billing. The conversion coincided with the management of a new customer base (SA Telecom) and a migration to a switch based environment, considerable billing errors and delays occurred. Additionally, there are intricacies about AMS that placed the Company in substantial reliance upon the vendor of this software. This reliance upon an outside source for billing system troubleshooting has slowed the conversion process. As of September 25, 1998, EqualNet is making plans to convert to CostGuard ENTERPRISE ("CostGuard"), a more powerful cost rating, billing and customer care system built on a Microsoft SQL Server database platform. This system is being purchased from Info Directions, Inc., "IDI" and is expected to dramatically improve rating speed and billing accuracy. Also, EqualNet expects to be able to more readily extract meaningful data and management reports from CostGuard. The CostGuard system design is flexible enough to respond to rapid changes in the telecommunications marketplace. In fiscal year 1998, EqualNet recorded write offs of $270,000 for NetBase and estimated the useful life of AMS to be approximately one year until the CostGuard system can be implemented. The new CostGuard system will cost $272,000 initially, and $68,000 per year thereafter for ongoing support and software upgrades.

Bankruptcy Filing of EqualNet Corporation.

     The Company believes on advice of counsel that the carrier contracts signed by EqualNet are executory contracts and as such EqualNet may reject any of such contracts in its pending Chapter 11 proceedings. To the extent EqualNet rejects any such contracts, it is the understanding of the Company that any remaining liabilities under those agreements could become unsecured claims in EqualNet's bankruptcy proceeding.

     The Company also believes that AT&T, Sprint, Furst, MCI Worldcom and other underlying carriers that provide service to EqualNet could be classified as utilities under the provisions of the Bankruptcy Code, and that as such, they would be entitled to receive adequate assurance of the payment for services to be provided by each of them during the pendency of the bankruptcy. Such adequate assurance could be in the form of deposits or other prepayments that could accelerate the timing of payment for these services to a date that is earlier than the date on which EqualNet is currently entitled to make payment pursuant to the terms of its existing contracts with these carriers, and could require the Company or EqualNet to seek additional working capital. There are no assurances that such additional working capital, if required, could be obtained.

CUSTOMERS AND MARKETING

Customers

     EqualNet markets its long-distance services primarily to small business customers with monthly long-distance bills of less than $500. For the year ended June 30, 1998, the monthly long-distance phone bill for an average EqualNet customer was approximately $41. EqualNet does not have long term contracts with its customers, but receives authorization from new customers in connection with their order for service. In July, 1998, USC Telecom acquired certain customers from SA Telecommunications.

Those customers are primarily located in southern California and Texas. The new USC Telecom customers are comprised mainly of smaller commercial users, similar to the customer base of EqualNet, but also include some larger, dedicated service customers whose average monthly usage is larger than the average EqualNet customer's usage. The average usage for the USC Telecom customers located primarily in California historically has been $178 per month and the average usage for the USC Telecom customers located primarily in Texas historically has been $73 per month.

Marketing

     Historically, EqualNet has relied on independent marketing agents to market its long-distance products. Independent marketing agents sell EqualNet long-distance products directly to business customers as authorized agents or sales agents of Equalnet and may be entitled to receive a continuing commission based on the monthly usage of the customer accounts that they have brought to EqualNet. EqualNet provides independent marketing agents with promotional materials and products and offers training programs by EqualNet employees. EqualNet solicits independent marketing agents primarily through its personnel's industry contacts and relationships, supplemented by promotions through telecommunications trade periodicals and trade shows.

     As a result of the acquisition of SA Telecom through USC Telecom, the Company acquired an internal sales force in West Texas and a base of independent agents. These sales channels may be used to increase revenues. The Company intends to use these sales channels to market the services of USC Telecom. Due to the bankruptcy filing of EqualNet, there are no planned sales or marketing efforts for EqualNet until such time as a plan of reorganization is confirmed.

TRADEMARKS AND PROPRIETARY RIGHTS

     EqualNet has registered the trademark EqualNet(R) with the United States Patent and trademark Office. The Company also has registered various trademarks in connection with its product offerings.

REGULATION

     Through the second quarter of fiscal 1998, as a non-facilities based provider of long distance telecommunications services, EqualNet was subject to many of the same regulatory requirements as facilities-based interexchange carriers. EqualNet is regulated at the federal level by the FCC and is required to file tariffs containing descriptions of its products, rates, terms and conditions of service. In addition, EqualNet is required to maintain a certificate, issued by the FCC, in connection with its international services. EqualNet updates its tariffs to reflect any modifications to its existing rates or terms and conditions of service, as well as to reflect any new products or services developed for resale by EqualNet. USC Telecom, which commenced operations in July, 1998 is subject to the same regulations and tariffing requirements as EqualNet, and is currently in the process of filing tariffs and obtaining the approvals necessary for it to provide services for the customer bases acquired from SA Telecom. USC Telecom currently has a management agreement in place with EqualNet under which EqualNet is providing those services until USC Telecom receives the approvals necessary to provide those services directly for its customers.

     The intrastate long distance telecommunications operations of EqualNet and USC Telecom are also subject to various state laws and regulations, including prior certification, notification or registration requirements. EqualNet and USC Telecom generally must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which they offer service. In most of these jurisdictions, EqualNet and USC Telecom must also file and obtain prior regulatory approval of tariffs for intrastate service. EqualNet can provide intrastate originating service to customers in the contiguous 48 states, Hawaii, and the District of Columbia. EqualNet must update and amend its tariffs when rates are adjusted or new products or services are added to those it already offers.

     The Telecommunications Act of 1996 (the "Act") is generally designed, among other things, to stimulate the development of competition in local exchange markets by permitting the RBOCs to enter the long distance arena only after they comply with certain statutory requirements designed to eliminate their monopolies over local exchange service. The RBOCs are permitted to offer long distance services immediately in geographical areas other than the areas in which they currently provide local exchange services. Before providing interexchange services that originate in any state in their region, RBOCs must petition the Federal Communications Commission ("FCC") for permission to provide such services. The FCC must review such request within 90 days, but cannot approve such request unless (i) such approval is consistent with the public interest, convenience and necessity, (ii) the FCC has consulted with the Department of Justice and given such Department's views substantial weight,
(iii) the RBOC has implemented the Act's checklist of conditions in the regions where permission to provide interexchange services is sought, and (iv) either the RBOC has entered into a binding interconnection agreement approved by the state in question with one or more competing providers of local telephone service to residential and commercial subscribers (which services are offered either exclusively or predominately over such competitor's own facilities), or the RBOC has received no such requests for interconnection within the statutorily prescribed time period.

     Entry by long distance companies into the markets for local service is governed by the public utility regulatory authorities of each state in which such service is to be provided. While state public utility commissions are responsible for regulating such entry, the Act prohibits state regulations that could bar such entry.

     The Act requires the FCC to promulgate regulations to implement the requirements of the Act. Since the passage of the Act, the FCC has issued rulings governing three major areas: (i) interconnection, (ii) universal service and (iii) access charge reform. Implementation of the Act is changing the manner in which these areas are funded. The changes that most affect the Company are in the areas of the funding of universal service (the fund to offset the high cost of providing service in rural areas and to certain schools and libraries) and local access (the charging by local exchange carriers to interexchange carriers for their customers' accessing their networks to originate or terminate long distance calls). Prior to the implementation of the Act, both universal service and access charges were paid by EqualNet's underlying carriers and presumably considered as a factor the underlying carriers used to determine the rates for wholesale pricing charged to EqualNet. With the competitive changes anticipated by the Act, funding for universal service is now shared on the federal level by all communications carriers based upon their proportionate share of revenue as compared with the budgeted funding required to provide these services. In addition, many states have begun to assess universal service charges on a state level to supplement the federal funding of universal service.

     Access charge reform has resulted in access charges in the form of the Primary Interexchange Carrier Charge ("PIC-C"), an assessment to be paid by the interexchange carrier that the end user customer has selected as its primary interexchange carrier. The charge is assessed against each telephone line of the customer, which for EqualNet's customers varies from $0.31 per line to $2.75 per line, depending upon the type of service.

     Beginning in the third fiscal quarter, EqualNet began to be assessed both universal service charges and PIC-C charges. Although the funding of universal service and access charges are not new, the manner in which EqualNet is having to pay for these items is new. Although EqualNet, and not its underlying carriers, is now primarily responsible for the payment of these charges, EqualNet has not experienced a lowering of its cost of service from its underlying carriers in an amount equal to the increased amounts of the assessments it has to pay for universal service and access charges. To the extent EqualNet does not receive a lowering of its cost of service from its underlying carriers equal in amount to its increased cost of business by virtue of these assessments, its operating margins are diminished. EqualNet is attempting to recoup at least a portion of the increase of these assessments by passing these charges through, where permitted, to its end user customers. In such circumstances, although the rates charged to the end user customers are not increased, the effect is an increase to EqualNet's customers in their cost of obtaining service.

EMPLOYEES

     As of June 30, 1998, the Company had approximately 124 full time employees, none of whom were subject to any collective bargaining agreement. Subsequent to the fiscal 1998 year end, the Company has added approximately 23 employees resulting from the SA Telecom acquisition and has lost approximately 53 employees though either voluntary resignations or involuntary terminations. As of October 2, 1998, the Company had 94 full time employees.

     Various members of management left the Company during fiscal 1998 and the first quarter of fiscal 1999: Zane Russell, the Company's former President and Chief Executive Officer, and Michael L. Hlinak, former Chief Financial Officer and Chief Operating Officer resigned their positions in April 1998, as a result of the change in control of the Company that took place in March of 1998. Robert
H. Turner replaced Mr. Russell as Chief Executive Officer of the Company. In July 1998, the Board of Directors decided to remove Mr. Turner as Chief Executive Officer. Bob Henson, who replaced Mr. Hlinak as the Chief Operating Officer in March 1998, left the Company in July 1998. Maurie Daigneau, who was appointed as the Company's Chief Operating Officer in July 1998, resigned that position in August 1998 to pursue other interests. Most of the other members of management who were with the Company at the beginning of fiscal 1998 have either resigned or been terminated since March 1998.

ITEM 2.   PROPERTIES

     EqualNet leases approximately 57,000 square feet of general and administrative office space in Houston, Texas, under leases with unaffiliated third parties that expire in 2004. EqualNet's monthly rental obligation for its facilities is approximately $55,000. EqualNet believes its leased facilities are in excess of its current needs and is seeking to sublet a portion of its leased office space or negotiate a new lease for less space with its current landlord. EqualNet has the right to reject its office lease in the bankruptcy proceedings. If the lease is rejected, EqualNet would not be liable for any payments due during the remainder of the lease term following its rejection, but the landlord could assert a claim as an unsecured creditor in the bankruptcy.

ITEM 3.   LEGAL PROCEEDINGS

     In April, 1997, American Teletronics Long Distance, Inc. ("ATLD") and MetroLink Communications, Inc. ("MetroLink") filed suit against EqualNet Corporation and EqualNet Wholesale Services, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division (Cause
No. 97-C-2842) alleging damages based upon breach of contract, fraud and negligent misrepresentation. Both defendants subsequently were served with process and filed answers and counterclaims for damages. Plaintiffs allege damages for EqualNet's failure to complete a purchase of

ATLD's customer base, EqualNet's failure to pay for long distance services provided by MetroLink to EqualNet's customers through its contract with Unified Network Services LLC ("UNS") and for damages arising out of EqualNet's alleged breach of contractual obligations to UNS, a Delaware limited liability company of which EqualNet, Wholesale and MetroLink were shareholders. It is anticipated that these matters will be disposed of in the respective bankruptcy proceedings of EqualNet and Wholesale. EqualNet's management vehemently denies any wrongdoing or liability in this matter.

     EqualNet has committed to make certain payments to AT&T for usage incurred in prior periods. EqualNet defaulted in the timely payment of those payments during the fourth fiscal quarter of 1998, and began to enter into a series of short term, alternative payment agreements with AT&T for the payment of amounts due to AT&T for current usage with any surplus to be applied to the arrearage amounts. The failure to make any payments due to AT&T could result in the termination of service to EqualNet's customers whose long distance service is provided over AT&T's networks. The pending bankruptcy proceeding discussed below could have a substantial affect on this obligation. EqualNet is negotiating with another AT&T reseller as a potential supplier of these services instead of dealing with AT&T directly. If so, management would anticipate negotiating payment terms superior to those available directly from AT&T.

     On August 7,1998, Robert H. Turner ("Turner") filed suit against the Company, Mark A. Willis and Willis Group, LLC in the 61st District Court of Harris County, Texas in case number 98-37682 alleging an unspecified amount of damages based upon an alleged breach of his employment contract and other claims. The Company vehemently denies any wrongdoing or liability in the matter, and intends to vigorously defend itself in this action. Since no discovery has taken place in this matter, it is impossible to state with any degree of certainty the amount of damages, if any, that the Company may incur, or if it will be successful in asserting any cross claims or counterclaims it may have in connection with the employment of Turner.

     On August 13, 1998, Steverson & Company, Inc. filed suit against the Company in case number 704,244 in the County Civil Court at Law Number 2 of Harris County Texas seeking damages in the amount of $22,892.78 plus attorneys fees and court costs. The Company maintains that these charges were for temporary services personnel utilized by EqualNet and not the Company. The invoices are addressed to Equal Net Communications, the former name of EqualNet Corporation before its name change on November 28, 1994. The dates on the invoices run from June 16, 1998 through August 11, 1998; EqualNet Holding Corp. did not formally change its name to Equalnet Communications Corp. until June 10, 1998. Due to the fact that these charges may be a claim in the bankruptcy proceedings of EqualNet discussed below, it is impossible at this time to state with any degree of certainty the ultimate exposure of either the Company or EqualNet in this matter.

     On August 13, 1998, Centillion Data Systems, Inc. filed suit against EqualNet in case number 49DO29808CPOO1147 in the Superior Court of Marion County, Indiana, seeking damages in the amount of $115,490.50 for billing and other services allegedly provided to EqualNet, plus interest, attorneys fees and court costs. The fact that these charges are a claim in the bankruptcy proceedings of EqualNet discussed below make it impossible at this time to state with any degree of certainty the ultimate exposure of EqualNet in this matter.

     On September 3, 1998, the Company received a demand from New Boston Systems through their attorneys, Steadman & Steele, for the payment of placement fees for personnel hired by EqualNet. Although New Boston System's engagement letter was with the Company, the personnel it placed were hired as employees of EqualNet. It is the position of the Company that any payment due to New Boston

Systems would be due from EqualNet and not the Company. The amount claimed as due to New Boston Systems is $10,526.25.

     On September 15, 1998, Technigrafiks, Inc. filed suit against EqualNet dba Creative Communications in case number 705,562 in the County Civil Court at Law Number 1 of Harris County, Texas, seeking damages in the amount of $24,399 for the printing of plastic cards for prepaid long-distance debit card-sales, plus interest, attorneys fees and court costs. The fact that these charges are a claim in the bankruptcy proceedings of EqualNet discussed below make it impossible at this time to state with any degree of certainty the ultimate exposure of EqualNet in this matter.

     On September 17, 1998, KISS Catalog Ltd. filed suit against the Company as assignee from Creative Communications International, Inc. of certain contract rights from KISS Catalog Ltd. in case number 98 CIV. 6570 in the United States District Court for the Southern District of New York, seeking payment of $100,000 in license fees, attorneys fees, and any royalties which may be owing under the license agreement. In 1996, the Company agreed to assume the obligations under a merchandising license agreement, including the obligation to make payments of royalties and license fees, with a minimum guarantee royalty fee of $100,000 and a license fee of $150,000. Payments of the minimum guarantee of $100,000 and $50,000 of the license fee were made. Payment of the remaining $100,000 of the license fee has not been made.

     On September 17, 1998, Comerica Leasing Corporation filed suit in the 270th District Court of Harris County, Texas in case number 98-44481 against the Company and EqualNet for breach of a settlement agreement arising out of previous litigation for the enforcement of equipment and office furnishings leases filed on February 12, 1998 in the 157th District Court of Harris County, Texas in case number 98-06841. A settlement agreement was entered into by the parties dismissing the earlier litigation and adding the Company as an obligor for the payment of the settlement amounts. The remaining amounts due under the settlement agreement and remaining lease obligations represent an amount in excess of $1,000,000.

     On September 21, 1998, Cyberserve, Inc., WSHS Enterprises, Inc. and William Stuart (collectively "Bluegate") filed suit in the 215th District Court of Harris County, Texas in case number 98-45115 against the Company, Willis Group, LLC, Mark A. Willis, and Netco Acquisition LLC alleging damages for breach of contract, breach of an employment agreement, fraud and fraud in the inducement statutory fraud in a stock transaction, tortious interference with a contract conspiracy, and quantum meruit. The matters complained of originated with a letter of intent dated on or about October 28, 1997, wherein the Company proposed the purchase of certain assets of Cyberserve, Inc. and WSHS Enterprises, Inc. subject to the performance of due diligence by the parties. Bluegate and certain of its shareholders had threatened to sue the Company in the event the proposed transaction was not consummated substantially in conformity with the terms set forth in the Letter of Intent. The damages Bluegate alleges it incurred were as a result of, among other things, the claimed modification of its business to its detriment in anticipation of the integration of its operations with those of EqualNet. It is impossible to determine with any degree of certainty what, if any, liability Equalnet or any of its subsidiaries, may incur in this matter. The total amount of damages are unspecified, but include a demand for a cash payment of $685,000, a sufficient number of shares of Common Stock of the Company for the payment of $585,000, an additional 525,000 shares of Common Stock, and other damages. The Company vehemently denies any wrongdoing or liability in this matter and intends to vigorously defend itself against all claims of the plaintiffs.

     On September 29, 1998, SA Telecommunications Incorporated asserted claims pursuant to the Purchase Agreement against USC Telecom, Inc. and the Company for
(i) $654,934 in operating losses for the period from April 1 through July 22, 1998, (ii) $278,377 for damages for delayed or unbillable revenue through USBI/ZPDI, (iii) reimbursement of $8,149 for switch site leases, (iv) payment of Specified Network Contracts Liabilities (amount not specified), (v) delivery of 5,358 shares of Series C Preferred escrowed at closing, and (vi) for return of certain leased equipment not owned by SA Telecommunications but previously in its possession and allegedly removed by Equalnet or USC Telecom. The Company and USC Telecom dispute each of the claims asserted by SA Telecommunications in its demand.

     During the past several months, EqualNet and the Company have experienced severe liquidity problems and have received numerous notices of default in payment of trade creditors and other financial obligations. For example and without providing an exhaustive list, EqualNet has received notice of default of its agent agreements with Walker Direct Inc., Future Telecom Networks, Inc., Global Pacific Telecom, Inc. and others, making demand for the payment of commissions due and for mediation pursuant to the terms of their agent agreements. Netco Acquisition LLC presented a notice dated August 25, 1998 under the terms of the Tri-Party Agreement and Assignment dated January 20, 1998 between Netco Acquisition LLC, EqualNet Corporation and Cyberserve, Inc. that it was enforcing its rights to foreclose on the web page customer base of EqualNet. In additional EqualNet defaulted in making timely payments under the $1,183,059 promissory note payable to Sprint Communications Company L.P., in the timely payments to AT&T Corp., Premier Communications and MCI WorldCom for carrier services. In addition, EqualNet received notice it was in default of its lease agreement with Caroline Partners Ltd., the landlord for the office space occupied by the Company and its subsidiaries, and that the landlord had exercised its right to offset rents due against the letter of credit EqualNet has provided as a security deposit for the landlord's benefit. Finova Capital Corporation notified Netco of its failure to timely pay installments on its promissory note in the original principal amount of $6.05 million. The payment of such note is secured by the switches. Any liabilities for MSARC relating to periods after the rejection date would likely be treated in the bankruptcy as pre-petition unsecured indebtedness. Due to the amount of EqualNet's secured indebtedness (approximately $16.0 million), it is unlikely AT&T would realize significant benefits even if it does assert its claim for additional MSARC payments. Norwest Equipment Finance, Inc. has notified EqualNet of its default in the payment for leased furniture currently being utilized by EqualNet in the operation of its business. The remaining amount owed under such lease is in excess of $100,000. The bankruptcy proceedings of EqualNet discussed below make it impossible at this time to state with any degree of certainty the ultimate exposure of EqualNet in these matters.

     As a result of the liquidity problems listed in the foregoing paragraph and other matters, on September 10, 1998, EqualNet filed for protection under Chapter 11 of Title 11 of the United States Code, in case number 98-39561-H5-11 in the United States District Court for the Southern District of Texas and Wholesale filed for protection under Chapter 11 of Title 11 of the United
States Code, in case number 98-39560-H4-11 in the United States District Court for the Southern District of Texas. On October 2, 1998, Wholesale filed a motion seeking to convert its Chapter 11 reorganization proceeding to a Chapter 7 liquidation proceeding. It is impossible to state at this time whether or not EqualNet as a debtor in bankruptcy will be able to reorganize its liabilities or to confirm a plan of reorganization in bankruptcy.

     During the last fiscal year, EqualNet settled disputed claims with the attorneys general from eleven states alleging violations of consumer protection statutes of those states. The settlement amount, which was paid in March, 1998, totaled $225,000 plus the issuance of certain customer credits and adjustments. The Company was either not included as a party or was dismissed as a party before the entry of any final judgment in any of these proceedings.

     From time to time the Company is involved in what it believes to be routine litigation, or other legal proceedings that may be considered as part of the ordinary course of its business. The Company does not believe that the adverse determination of any such claims would have a material adverse effect on either the results of operations or the financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Security holders voted upon the following matters in a special meeting held June 30, 1998:

1. Approval of an acquisition by the Company of certain assets of SA Telecom in exchange for the payment of an aggregate of approximately $3,477,500 in cash, the assumption of approximately $4,000,000 in liabilities and the issuance of 196,553 shares of a newly designated series of the Company's Preferred Stock.

          Votes:
          ----------
          For.................   17,513,748
          Against.............        1,200
          Abstain.............        3,300
          Broker non-votes*...            -

2. Amendment of the Company's Employee Stock Option and Restricted Stock Plan to increase the number of shares available for grant under that plan.

          Votes:
          ----------
          For.................   17,113,242
          Against.............      393,306
          Abstain.............       11,700
          Broker non-votes*...            -

3. Amendment of the Company's Non-Employee Director Stock Option Plan to increase the number of shares available for grant under that Plan and to increase the amounts granted under that plan.

          Votes:
          ----------
          For.................   17,200,442
          Against.............      304,906
          Abstain.............       12,900
          Broker non-votes*...            -

4. Amendment of the Company's Articles of Incorporation to change the name of the Company from EqualNet Holding Corp. to Equalnet Communications Corp.

          Votes:
          ----------
          For.................   17,509,048
          Against.............        4,400
          Abstain.............        4,800
          Broker non-votes*...            -

5. Ratification of the issuance of 3,000 shares of the Company's Series B Senior Convertible Preferred Stock on March 9, 1998.

          Votes:
          ----------
          For.................   17,475,852
          Against.............       33,696
          Abstain.............        8,700
          Broker non-votes*...            -

6. Ratification of the issuance by the Company of warrants to two then current directors of the Company in connection with the resignation of those directors from offices of the Company to purchase an aggregate of up to 180,000 shares of Common Stock.

          Votes:
          ----------
          For..................  17,464,452
          Against..............      49,496
          Abstain..............       4,300
          Broker non-votes*....           -

* Broker non-votes occur when a broker holding stock in street name does not vote these shares.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on The Nasdaq National Market ("Nasdaq") under the symbol "ENET". The table below sets forth the high and low sales prices of the Common Stock for the fiscal years 1997 and 1998, as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-down or commission and may not represent actual transactions.

                                 Fiscal Year Ended June 30,
                                       Price Range
                                 --------------------------
                                    High           Low
                                 --------------------------
1997
First Quarter                       $  4 7/8    $  1 1/4
Second Quarter                      $  3 1/8    $  1 7/16
Third Quarter                       $  2 13/16  $  1
Fourth Quarter                      $  2 3/32   $  9/16

1998
First Quarter                       $  2 7/16   $  7/8
Second Quarter                      $  2 1/8    $  1 1/4
Third Quarter                       $  2 31/32  $  13/16
Fourth Quarter                      $  3        $  1 13/16

     On October 2, 1998, the last sales price per share of the Company's Common Stock, as reported by Nasdaq, was $0.375.

     On October 2, 1998, the Company's 18,385,832 shares of Common Stock outstanding were held by approximately 2,100 shareholders of record.

     The Company has never declared or paid a dividend on the Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company. The Company does not expect to pay cash dividends in the foreseeable future. The Company is prohibited from declaring dividends on the Common Stock unless and until the Company has paid all accrued and outstanding dividends on the Company's Preferred Stock. Furthermore, the Company's existing credit facility contains restrictions relating to the payment of dividends and other distributions. The Company intends to retain any future earnings to finance the expansion and development of its business. The declaration and payment in the future of any Common Stock cash dividends will be at the election of the Company's Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, existing or future loan covenants, general economic conditions' and other pertinent factors.

The following table sets forth required information regarding all securities sold without registration (and not previously reported) during fiscal year 1998.


                            Common
                         Stock Issuable
Date of   Title of       Upon Exercise                                             Aggregate           Exercise Price
Sale      Securities      of Warrant     Name of Purchaser                       Offering Price        Per Share
----------------------------------------------------------------------------------------------------------------------
3/5/98    Warrant           400,000      Willis Group, LLC                             (1)                  $    1.00
3/5/98    Warrant           500,000      Michael Willis                                (2)                  $    1.00
3/6/98    Warrant            50,000      J. C. Bradford Co.                            (3)                  $    1.50
4/15/98   Warrant            85,000      Mezzanine Telecom, Inc.                       (4)                  $    7.50
4/15/98   Warrant            15,000      John Dalton                                   (5)                  $    7.50
4/15/98   Warrant            90,000      Zane Russell                                  (6)                  $    2.00
4/15/98   Warrant            90,000      Michael L. Hlinak                             (7)                  $    2.00
6/27/98   Warrant         1,066,665      Pacific Global Networks, Inc.                 (8)                  $    2.00
6/27/98   Warrant         1,650,000      Future Telecom Networks, Inc.                 (9)                  $    2.00
10/1/97   Warrant           200,000      Willis Group, LLC                            (10)                  $    1.00
          Series  A
3/5/98    Preferred       2,000,000      MCM Partners                            $2.0 million               $1,000.00
          Series  B
3/9/98    Preferred       1,500,000      Furst Group                             $3.0 million               $2,000.00
3/26/98   Warrants           33,334      First Sterling Ventures Corp.                (11)                  $    1.50
          Common
3/26/98   Stock             666,667      First Sterling Ventures Corp.                (12)
3/26/98   Warrants           33,333      Frank Hevrdejs                               (13)                  $    1.50
          Common
3/26/98   Stock             666,666      Frank Hevrdejs                               (14)
4/24/98   Warrants          170,000      James R. Crane                               (15)                  $    1.00
          Common
4/24/98   Stock           3,400,000      James R. Crane                               (16)

The Company issued each warrant referenced above without registration in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

(1)  Sold as partial consideration for the Switches.
(2)  Sold in exchange for the delivery of a guarantee.
(3)  Exchanged for investment advisory services.
(4) Sold as partial consideration for the exchange of one of the Company's outstanding warrants.
(5) Sold as partial consideration for the exchange of one of the Company's outstanding warrants.
(6)  Issued as compensation to a resigning executive.
(7)  Issued as compensation to a resigning executive.
(8)  Exchanged for marketing services to be performed prior to vesting.
(9)  Exchanged for marketing services to be performed prior to vesting.
(10) Sold as partial consideration for bridge loan financing.
(11) Sold for cash consideration.
(12) Sold for cash consideration of $ 1.0 million for stock plus warrants described in (11) above.
(13) Sold for cash consideration.
(14) Sold for cash consideration of $1.0 million for stock plus warrants described in (13) above.
(15) Sold for cash consideration.
(16) Sold for cash consideration of $3.4 million for stock plus warrants described in (15) above.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data from the audited consolidated financial statements of the Company for each of the five years ended June 30, 1998. This information should be read in connection with and is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, under Item 8 of this Annual Report on Form 10-K. The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128 "Earnings Per Share." For further discussion of earnings per share and the impact of Statement of Financial Accounting Standards No. 128, see the notes to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

                                                              FISCAL YEAR ENDED JUNE 30,
                                      ---------------------------------------------------------------------------
                                          1994           1995           1996            1997            1998
                                      ------------   ------------   -------------   -------------   -------------
INCOME STATEMENT DATA:
Sales                                  $35,397,331   $67,911,405    $ 78,354,858    $ 46,588,496    $ 24,876,242
Cost of sales                           28,801,516    54,655,313      61,807,113      34,481,128      21,991,680
Selling, general and
  administrative expenses                5,297,710     8,936,102      13,719,573      12,453,814      14,139,010
Depreciation and amortization              271,679     1,355,832       5,933,890       5,999,898       4,734,741
Write down of assets                          ----          ----       6,882,661       4,400,000       1,134,666
                                       -----------   -----------    ------------    ------------    ------------
Operating income  (loss)                 1,026,426     2,964,158      (9,988,379)    (10,746,344)    (17,123,855)
Other income (expense)                     742,916       (92,856)     (1,088,887)     (1,888,889)       (819,533)
                                       -----------   -----------    ------------    ------------    ------------
Income (loss) before federal
  income taxes and extraordinary
  item                                   1,769,342     2,871,302     (11,077,266)    (12,635,233)    (17,943,388)
Provision (benefit) for federal
 income taxes                                 ----       507,057      (2,659,853)      2,345,311            ----
                                       -----------   -----------    ------------    ------------    ------------
Net income (loss)                      $ 1,769,342   $ 2,364,245    $ (8,417,413)   $(14,980,544)   $(17,943,388)
                                       ===========   ===========    ============    ============    ============
Net loss per share - basic and
 diluted                                                                  $(1.40)         $(2.46)         $(1.64)
                                                                    ============    ============    ============
Pro forma net income(1)                $ 1,079,299   $ 1,751,494
                                       ===========   ===========
Pro forma net income per
  share                                      $0.27         $0.38
                                       ===========   ===========
Weighted average number of
 shares(2)                               4,000,000     4,618,043       6,017,332       6,096,932      10,943,630
                                       ===========   ===========    ============    ============    ============
Cash dividends per share(3)                  $0.22         $0.61    $       ----    $       ----    $       ----
                                       ===========   ===========    ============    ============    ============
Balance Sheet Data:
Cash and equivalents                   $   194,571   $ 3,526,543    $    381,849    $    828,478    $    459,581
Working capital (deficiency)               230,448     7,772,366      (3,161,437)     (4,667,109)    (13,559,609)
Total assets                             9,044,595    39,315,569      34,595,832      19,162,160      27,760,447
Total long-term debt and capital
 leases, net of current portion            512,914     1,142,640          45,000            ----            ----
Total shareholders' equity               1,350,698    20,705,724      12,383,998      (1,688,539)      2,957,782
 (deficit)

_______________
(1) From July 1, 1992 to March 7, 1995, the Company had reported for federal income tax purposes as an S corporation. Accordingly, all taxable earnings of the Company during that time have been taxed directly to the shareholders of the Company at their individual tax rates. A pro forma adjustment to reflect federal and state income taxes as if the Company were a C corporation is presented for the respective periods at an estimated effective rate of 39%.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Special
Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See "Special Note Regarding Forward-Looking Statements".

OVERVIEW

     Because of the continued erosion of market share and continuing declines in cash flow, EqualNet Corporation ("EqualNet"), one of the Company's wholly owned subsidiaries, and EqualNet Wholesale Services, Inc. ("Wholesale"), a non-operating wholly owned subsidiary of EqualNet, filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") on September 10, 1998 (the "Petition Date") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy
Court"), Houston, Texas.   The cases are not being jointly administered at this
time and are pending in such Court as Cases No. 98-39561-H5-11 and 98-39560-H4-
11. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, EqualNet, as debtor and debtor-in-possession, expects to continue to manage and operate EqualNet's assets and business pending the confirmation of a plan of reorganization and subject to the supervision and orders of the Bankruptcy Court. On October 2, 1998, Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation.

   EqualNet's long-distance volume declined from 10.6 million monthly minutes in June 1997 to 6.4 million monthly minutes in June 1998. Substantially all of EqualNet's revenues have been derived from the sale of long-distance services to small business customers. The source of these accounts is primarily independent marketing agents and the acquisition of customer accounts of other resellers. Many of these agents previously marketed EqualNet's long-distance products via telemarketing. The reduction in minutes can be partially attributed to AT&T becoming much more cost competitive. Many of these customers have been offered and accepted lower prices from other long distance vendors as well as AT&T. EqualNet's revenue per minute averaged approximately $0.22 in June 1998, whereas AT&T and other long-distance vendors currently market the same service for $0.10 or less per minute. EqualNet does not intend to market its services to new customers until a plan of reorganization is approved.

   During the first three quarters of fiscal 1998, EqualNet's primary costs, its costs of sales, were variable and consisted of the underlying "wholesale" cost of long-distance services from its underlying providers, commissions to independent agents and billing costs. During the fourth quarter of fiscal year 1998, EqualNet entered into an agreement with Netco to provide for operation of Netco's nine switches ("switches") and build out of network facilities in exchange for the right to carry traffic over the network: thus EqualNet became a switch-based carrier with new fixed costs (primarily maintenance and network management). Since EqualNet did not have the customer density to support the costs associated with the network facilities, EqualNet incurred losses which created even larger cash flow deficits.

   EqualNet generated revenue through orders received from independent marketing agents and by acquiring the customer accounts of several other resellers. EqualNet historically acquired customer accounts from independent marketing agents on an individual price per order basis, with some agents receiving an initial payment to help defer the cost of acquiring the orders which would be offset by future commissions earned (agent advances) and others receiving a higher initial payment with no future commission owed (deferred acquisition costs). This allowed EqualNet to use the agents as a vehicle to outsource telemarketing activities. Expenditures associated with individually acquired orders, both advanced and purchased, totaled approximately $3.2 million and $0.6 million in fiscal years 1997 and 1998, respectively.

   The operational problems encountered as a result of the attempted conversion from the NetBase system to AMS kept EqualNet from being able to calculate and pay its marketing agents the commissions due them on either a timely or regular basis. In addition, these operational problems resulted in delays in provisioning new customer orders from some of these agents, causing delays in generating revenues from these customers, and in some instances, the loss of new customer orders. These delays also adversely impacted revenues and cash flows for the Company. As a result, the Company's and EqualNet's relationships with marketing agents have deteriorated. See Liquidity and Capital Resources.

   The Company's selling, general and administrative costs are primarily the costs of back office operations including billing, provisioning and customer service. The Company also has devoted significant resources to the information technology necessary to support customer service and the network of independent marketing agents. The Company is currently purchasing its third information system, either purchased or internally developed, within eighteen months.

   The Company reported for federal income tax purposes as an S corporation under the Internal Revenue Code of 1986, as amended, until its reorganization in connection with its initial public offering in March 1995, and was similarly treated for state income tax purposes under comparable state laws.


REORGANIZATION OF EQUALNET CORPORATION

   On September 10, 1998, EqualNet, a wholly owned subsidiary of the Company and Wholesale, a non-operating subsidiary of EqualNet filed for protection under Chapter 11 of the United States Bankruptcy Code. In the initial bankruptcy filing, EqualNet reported total assets of $20.7 million and total liabilities of $57.6 million. As of that date, the largest individual creditor of EqualNet was the Company, which was owed approximately $33.0 million, representing approximately 57.3% of EqualNet's total recorded liabilities. EqualNet will file schedules of assets and liabilities with the bankruptcy court in the near future. On October 2, 1998 Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation. EqualNet's bankruptcy may make it difficult for the Company to obtain services from vendors of EqualNet or otherwise maintain those vendor relationships or relationships with EqualNet's marketing agents. Consequently, there can be no assurance that the bankruptcy of EqualNet will not have a material adverse effect on the Company.

   Although EqualNet's filing was a voluntary petition, it was in default on its debt and was in arrears on most of its vendor payables. Other than the Company, the largest creditor of EqualNet is AT&T, which is owed approximately $9.0 million. This amount does not include any claims AT&T may assert arising from EqualNet's MSARC obligations pursuant to its contract with AT&T. Based on the current shortfall, the liability could be significantly higher. In the event EqualNet rejects its contract with AT&T, the remaining commitments due under that contract could become a part of AT&T's claim in the bankruptcy proceeding, substantially increasing the amount of the claims of EqualNet's creditors. Although it did not own them, EqualNet was the entity that operated the network of nine switches, and it has incurred a substantial amount of additional indebtedness to vendors associated with those operations.

   EqualNet intends to seek to reorganize its business under bankruptcy protection. The goal is to stabilize its operations and substantially improve its balance sheet. Through the reorganization, EqualNet hopes to retain a substantial portion of its customer base, reduce its liabilities, improve the efficiency of its operations, and reduce its operating and administrative costs.

   EqualNet's customer base represented substantially all of the Company's consolidated group's revenue in the fiscal year ended June 30, 1998. However, as a result of the acquisition of SA Telecom's customer base and assets on July 23, 1998, EqualNet's revenues are currently approximately one-half of the consolidated group's revenues. As of June 30, 1998, EqualNet's non-affiliate liabilities of approximately $18.0 million represented 75% of the consolidated group's liabilities, and the book basis of its assets, approximately $11.0 million, represented approximately 41% of the consolidated group's assets.

   In order for EqualNet to successfully reorganize, it must successfully negotiate new carrier agreements, arrange adequate assurance with its vendors during the pendency of the reorganization, improve the efficiency of its back office operations and reduce overhead to generate positive cash flow, retain a substantial portion of its customer base and obtain the approval of creditors of a plan of reorganization. Failure to achieve any of these items could lead to a liquidation of EqualNet.

   EqualNet intends to move as quickly as possible to submit a plan of reorganization to its creditors and work toward its approval in the near future.


RESULTS OF OPERATIONS

   The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income and expenses:

                                                           Percentage of Total Revenues
                                                            Fiscal Year Ended June 30,
                                                  ----------------------------------------------
                                                   1994     1995     1996      1997        1998
                                                  ------   ------   -------   -------   --------
Total sales                                       100.0%   100.0%    100.0%    100.0%    100.0%
Cost of sales                                      81.4     80.5      78.9      74.0      88.4
                                                  -----    -----    ------    ------     -----
Gross margin                                       18.6     19.5      21.1      26.0      11.6
Selling, general and administrative expenses       14.9     13.1      17.5      26.7      56.8
Depreciation and amortization                       0.8      2.0       7.6      12.9      19.0
Write down of long term assets                        -        -       8.8       9.4       4.6
                                                  -----    -----    ------    ------     -----
Operating income (loss)                             2.9      4.4     (12.8)    (23.0)    (68.8)
Other income (expense):
   Interest income                                  0.1      0.7       0.1       0.0       0.1
   Interest expense                                (0.4)    (0.8)     (0.9)     (2.2)     (4.6)
   Miscellaneous                                    2.4     (0.1)     (0.6)     (1.9)      1.2
                                                  -----    -----    ------    ------     -----
Income (loss) before federal income
 taxes and extraordinary item                       5.0      4.2     (14.2)    (27.1)    (72.1)

Provision (benefit) for federal income taxes          -      0.7      (3.4)      5.0       0.0
                                                  -----    -----    ------    ------     -----
Net income (loss)                                   5.0%     3.5%    (10.8)%   (32.1)%   (72.1)%
                                                  =====    =====    ======    ======     =====
--------------------------------------------------------------------------------------------------------------------

YEAR ENDED JUNE 30, 1998, COMPARED TO YEAR ENDED JUNE 30, 1997

   Total Sales. Long distance sales decreased 46.6% from $46.6 million for fiscal year 1997 to $24.9 million in fiscal year 1998. The decrease was due primarily to a decrease in the number of customer accounts and a corresponding decrease in billable minutes. The decline in revenues in fiscal year 1998 was the result of an increased rate of attrition on existing customers and a decline in completed order activity. The company's average price to its AT&T customer base was approximately $0.27 per minute. This is considerably higher than competitors who have intensely marketed these customers. To counter this attrition, EqualNet focused the efforts of its independent marketing agents to utilize the underlying networks of carriers other than AT&T, but the Company experienced considerable difficulty provisioning these new customers because of the conversion problems with the AMS system.

     Total Cost of Sales. Long distance cost of sales decreased 36.2% from $34.5 million for fiscal year 1997 to $22.0 million in fiscal 1998. The decrease was due primarily to a decrease in the company's total sales. The Company's cost of sales as a percentage of revenue deteriorated from 74.0% in fiscal year 1997 to 88.4% in fiscal year 1998. If the same percentage of revenue would have been maintained throughout fiscal year 1998, the cost of sales would have been approximately $18.4 million. The additional $3.4 million in cost of sales is due primarily to fixed and variable costs associated with the network which were not incurred in fiscal year 1997. With the acquisition of Netco, the Company decided to provision a nationwide network which could originate, transport, and terminate the new traffic generated by the independent marketing agents.

     Commission expense as a percentage of total sales increased from 5.6% to 9.5%. Commission expense includes advances to agents that are not expected to be recovered through future commissions earned by those agents. These advances were made because of provisioning problems. In order to retain the agents, the Company advanced funds to the agents based on estimated revenues that could have been generated by them if the provisioning problems had not occurred. Because of provisioning problems and high attrition rates among these new customers, the revenue expected from the agents was never attained.

     Billing expense increased from 7.3% of total sales in fiscal year 1997 to 9.5% of total sales in fiscal year 1998 because of the transition to the AMS billing system. The need to generate the same invoice multiple times and high consulting costs were problems with this system. Bad debt expense increased from 3.7% of total sales to 6.7% due primarily to the billing problems. Customers routinely received their invoices late, (in some cases two months late), especially in the fourth quarter and many were unwilling to pay the amount due.

   Selling, General and Administrative Expenses.   Selling, general, and
administrative expenses increased from $12.5 million in fiscal year 1997 to $14.1 million in fiscal year 1998. Selling, general, and administrative expenses increased as a percentage of sales from 26.7% to 56.8% for the years ended 1997 and 1998, respectively. The increase in this ratio was due to a decline in total sales without a corresponding reduction in selling, general and
administrative expenses.    Until late in fiscal year 1998, the Company's
infrastructure continued to be more appropriate for a substantially larger company. Payroll expenses in fiscal year 1998 increased as a percentage of total revenues from 12% in fiscal year 1997 to 20%. This was due to the acquisition of personnel knowledgeable in switch technology and computer programming related to the new billing system which accounted for an increase in costs of approximately $0.5 million. During fiscal year 1998, there were two proxies. This resulted in an increase in accounting , professional and legal fees of $0.9 million.

   During the fourth quarter of fiscal year 1998, management re-evaluated the value of certain assets. The Netbase billing system ($269,155), accounts receivable from Cyberserve, Inc. and WSHS Enterprises, Inc. ("Bluegate") ($167,000), accounts receivable from UNS ($364,000) and agent advances ($300,000) were written down to net realizable values.

   Depreciation and Amortization. Depreciation and amortization decreased 21.1% as the Company recorded $6.0 million in fiscal year 1997 compared to $4.7 million in fiscal year 1998.

The Company wrote down assets of approximately $4.8 million and $1.1 million during the years ended June 30, 1997 and 1998, respectively. During fiscal year 1997, the Company recorded a charge to earnings for $4.4 million to reduce the carrying value of purchased customer accounts to an estimate of future discounted cash flows from the purchased accounts.

   Operating Loss. The operating loss increased 59.3% from $10.7 million in fiscal year 1997 to $17.1 million in fiscal year 1998.

   Other Income (Expense). Other expenses decreased by $1.1 million or 56.6% from fiscal year 1997 to fiscal year 1998. This reduction is primarily due to the payment of penalties, settlement costs, and legal fees which were accrued in fiscal year 1997. These accruals were associated with complaints against the Company by various state regulatory agencies on behalf of customers. In fiscal year 1997, there was also a $195,000 expense recorded in this account for the failed Unified Network Services joint venture; these expenses were not incurred during fiscal year 1998.


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

   Billing expense as a percentage of sales increased from 4.0% to 7.3% for the fiscal years ending 1996 and 1997, respectively, as a result of the Company beginning to bill a significant portion of its customers through Local Exchange Carriers ("LECs"). Billings through the LECs represented 26.8% of the Company's revenues for the year ended June 30, 1997. The cost of billing through LECs is generally greater than billing customers through independent billing companies; however, the Company believed that by billing customers through the LECs, savings would also be recognized by decreased bad debt expense and reduced customer attrition. In addition, because the majority of customer service was performed by the LECs, the Company had been able to reduce overhead related to the cost of servicing these customers directly. Bad debt expense decreased from 4.9% of sales in fiscal year 1996 to 3.7% of sales in fiscal year 1997. The Company's collection efforts were hindered in fiscal 1996 by the failure of a new customer management system to produce the necessary information to allow for the most effective method of collection, resulting in a higher than normal incident of uncollected accounts.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 9.2% from $13.7 million for the year ended June 30, 1996, to $12.5 million for the same period in fiscal 1997. Selling, general and administrative expenses increased as a percentage of sales from 17.5% to 26.7% for the years ended June 30, 1996 and 1997, respectively. The decrease in this expense was a result of cost reduction efforts by the Company. Total staff decreased from an average of 204 temporary and permanent employees during the year ended June 30, 1996 (183 permanent employees at June 30, 1996) to an average of 163 temporary and permanent employees in fiscal 1997 (151 permanent employees at June 30, 1997). Salary related expense decreased $1.5 million from fiscal 1996 to fiscal 1997 as a result of the decrease in personnel. Administrative expense was down $404,000 for fiscal 1997 compared to fiscal 1996 as the result of decreasing supplies and office expense by $135,000 and due to a reduction in corporate long-distance and telephone related expenses by $259,000. The decrease in long-distance and phone related expenses was related to the acquisition of a new telephone system in January 1996 which allowed the Company to significantly reduce hold times, thereby reducing long-distance costs, and due to the decrease in the number of customers, resulting in fewer calls. Additionally, the Company incurred $246,000 in acquisition related costs in early fiscal 1996 which were not present in fiscal 1997. These savings were offset somewhat by an increase in bank fees, marketing fees, lease expense and the addition of Creative and its related overhead. The Company incurred approximately $170,000 in additional legal and professional fees in fiscal 1997 as compared to fiscal 1996. Included in professional fees are fees paid to third party verification companies which the Company utilized to verify customer orders. These fees totaled approximately $151,000 in fiscal 1997 as compared to $1,500 in fiscal 1996. Bank fees increased as a result of the cost of obtaining an amendment to the Company's loan agreement. Marketing fees increased as the Company conducted an aggressive campaign related to the placement of long-distance calling cards with all of its customers. Lease expense increased $422,000 from fiscal 1996 to fiscal 1997 due to the Company entering into two significant leases beginning in January 1996 for a new telephone system and for computer equipment to support the Company's information system network. Creative Communications, an operating division of the Company, resulted in an additional $450,000 in selling, general and administrative expenses to support its operations, which were acquired by the Company in fiscal 1997.

   Depreciation and Amortization. Depreciation and amortization increased slightly as the company recorded $5.9 million and $6.0 million in expense during 1996 and 1997, respectively. The Company expended very little on capital equipment during fiscal 1997 and returned to compensating agents through commissions and advances on commissions.

   The Company wrote down assets of approximately $6.9 million and $4.4 million during the years ended June 30, 1996 and 1997, respectively. During fiscal 1997 the Company recorded a charge to earnings for $4.4 million to reduce the carrying value of purchased customer accounts to an estimate of future discounted cash flows from the purchased accounts. Included in the write down in fiscal 1996 was a similar $4.6 million non-cash charge to reduce the carrying value of acquired customer bases to the present value of the expected future cash flows associated with the underlying customer accounts and a $2.2 million write off of capitalized software development costs associated with the NetBase system. The write down of deferred acquisition costs was necessitated by a greater than expected turnover of acquired customer bases which resulted from difficulties in billing and servicing the underlying customer accounts.

   Operating Loss. The operating loss increased 7.6% from $10.0 million for the year ended June 30, 1996, to $10.7 million for the year ended June 30, 1997.

   Other Income (Expense). Other expense increased from $1.1 million for the year ended June 30, 1996 to $1.9 million for the year ended June 30, 1997. This increase was primarily attributable to an increase in interest expense of $343,000 from fiscal 1996 to fiscal 1997 and an increase in miscellaneous expense of $406,000 from fiscal 1996 to fiscal 1997. The increase in interest expense was the result of the increase in the interest rate under the Company's bank line of credit and the addition of the note payable to Furst. Other expense in fiscal 1996 includes a $250,000 accrual for possible penalties, settlement costs and legal expenses associated with the resolution of pending complaints against the Company by various state regulatory agencies with regard to customer complaints. Fiscal 1997 includes an additional $390,000 for settlements reached in fiscal 1998. See Item 3, "Legal Proceedings". Other expense also included $135,000 and $195,000 in fiscal 1996 and fiscal 1997, respectively, in losses related to the failed Unified Network Services joint venture, which the Company entered into in February 1996.


LIQUIDITY AND CAPITAL RESOURCES

   The Company recorded net losses of $8.4 million, $15.0 million and $17.9 million for the years ended June 30, 1996, 1997 and 1998, respectively. The Company funded its operations during the year ended June 30, 1998 through extension of payment terms from the Company's suppliers, fundings under EqualNet's receivables purchase agreement, from investments totaling $9.4 million from private placements with several accredited investors and through operating cash flows. EqualNet's funding availability under a receivables purchase arrangement declined principally as a result of declining revenues and billing and collections difficulties experienced as a result of EqualNet's conversion to the AMS billing system. At current levels of operations and with a declining revenue base, the Company may seek additional capital and continued concessions from its vendors and may need to continue to reduce expenses to bring them in line with current levels of revenues. There can be no assurances that the Company can reduce its expenses enough to achieve a break even in cash flow.

    To date, the external funds necessary to fund the Company's capital requirements arising from capital expenditures, acquisitions and working capital have been provided primarily from asset based financing, third-party sources of capital and the proceeds from the Company's initial public offering. Maximum borrowings under the Company's line of credit increased from $100,000 in 1992 to $7.5 million in 1997. EqualNet replaced the credit facility under which borrowings at June 30, 1997 were outstanding with a new facility with RFC Capital Corporation ("RFC") effective June 18, 1997 and which funded July 7, 1997. RFC purchases EqualNet's receivables and unbilled call detail records and periodically remits back to EqualNet excess collections over amounts funded less financing fees. The maximum allowable amount of funding under the RFC facility originally was $8.0 million and was increased to $10.0 million in July 1998. EqualNet's receivables purchase agreement at June 30, 1998 provided for a funding base that was dependent upon the amount and aging of accounts receivable and unbilled call detail records. RFC may cease funding of new receivables without prior written notice at its option. Financing charges on the outstanding balance was prime plus 4.5% per annum (currently prime plus 7.0%). Should RFC cease to provide financing in accordance with its option, EqualNet would be forced to seek immediate replacement of the facility to provide working capital. Current sources of funds from operations and working capital would be insufficient to provide funds adequate to continue funding operations. On September 16, 1998, the bankruptcy court approved an interim order approving a debtor-in-possession ("DIP") financing through RFC for EqualNet which allows EqualNet to continue to finance its receivables on the same basis as the pre-petition financing. A hearing to consider the final approval of the DIP financing is scheduled on October 15, 1998. If the DIP financing is not approved, it is unlikely EqualNet will have the working capital needed to continue business.

   EqualNet's contract with AT&T, which expires in April 2000, specifies the pricing of the services provided to EqualNet by AT&T and establishes minimum semi-annual revenue commitments ("MSARC") which must be met to receive the contractual price and to avoid shortfall penalties. At June 30, 1998, EqualNet had not reached the completion of the term of the third MSARC; however, EqualNet was substantially below the cumulative pro rata monthly commitment. The total shortfall for this MSARC is estimated to be $11.6 million. AT&T provides such services to EqualNet pursuant to a long term contract which may be rejected in bankruptcy proceedings. If the existing contract with AT&T is terminated, either by EqualNet through a rejection of the existing contract pursuant to the bankruptcy proceedings or by AT&T for non-payment, prior to the expiration of the full term without execution of a new contract, EqualNet could be liable for the total amount of the unsatisfied MSARC for the period in which the discontinuance occurs and for 50% of the MSARCs for each semi-annual period remaining in the contract tariff term. The MSARCs for year two of the contract are $15.0 million each. The MSARCs for year three are $10.0 million each. Historically, EqualNet has been able to negotiate a settlement of such shortfalls with AT&T which has resulted in no penalty being incurred by EqualNet. If EqualNet does not reject its contract with AT&T in bankruptcy, no assurances can be made that EqualNet will be able to reach similar settlements with AT&T should it continue to fail to meet its commitment. Should EqualNet be unable to reach a settlement with the carrier, it would be required to fund the resulting penalties through its operating cash flow, funds available under its existing financing arrangement and working capital. If required at this time, such funds would not be available to meet the commitments when due and AT&T could terminate EqualNet's underlying service. In the event EqualNet rejects the AT&T contract, EqualNet could seek to renegotiate an alternative contract with AT&T, subscribe for other AT&T tariffed services or seek to acquire wholesale services through other large customers of AT&T.

   Cash Flow From Operations. The Company generated (used) net cash of $3,974,000 and ($4,870,000) in operating activities in fiscal 1997 and fiscal 1998, respectively. Cash from net losses adjusted for non-cash expenses decreased from a use of cash of $1.7 million in fiscal 1997 to a use of cash of $9.8 million in fiscal 1998. This use in fiscal 1998 was offset by the change in operating assets and liabilities, including a $1.5 million change in accounts receivable, a $3.5 million change in accounts payable and a $389,000 decrease in prepaid expenses and other. Accounts receivable decreased as revenues continued to decline throughout fiscal 1998. Accounts payable, particularly the payable to providers of long-distance, increased as a result of EqualNet's inability to pay its vendors on a timely basis.

   Cash Flow From Investing Activities. Net cash used in investing activities in fiscal 1997 of $344,000 increased to $10.1 million in fiscal 1998. The Company invested $6.8 million in property, plant and equipment. Most of the investment related to the purchase of the Switches.

   Financing Activities. Financing activities used $3.2 million in fiscal 1997 and generated $14.5 million in fiscal 1998. In fiscal 1997 due to increased restrictions imposed upon the Company by its primary lender and due to the declining revenue base, the Company experienced a decline in the borrowing base available under the line of credit. This resulted in a net reduction in borrowings under the line in fiscal 1997 of $6.1 million and further reductions in fiscal 1998 of $4.5 million. In fiscal 1997, the Company sought to offset a portion of the loss of funds under the line of credit and issued subordinated debt in February 1997 which resulted in $3.0 million in proceeds. In fiscal year 1998, the Company generated $9.4 million from the issuance of Common Stock and warrants and $6.05 million from the securing of debt.


The Company closed several recapitalization transactions during fiscal 1998.

   On October 1, 1997, the Company issued to the Willis Group a $1.0 million Convertible Secured Note, bearing interest at the rate of 12% per year and maturing April 1, 1998 (the "Note"), and a warrant for the purchase of up to 0.2 million shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the "October Warrant"). The October Warrant is exercisable for five years. The outstanding balance of the Note was convertible into a number of shares of Common Stock determined by dividing the outstanding balance by the lesser of $1.00 or 85% of the market price of the Common Stock. As of the date of issuance of the convertible debt the Company recorded an interest charge of $0.15 million to record the impact of the debt being convertible at a discount to market. On March 5, 1998, the Note and accrued interest were exchanged for
1.05 million shares of Common Stock.

     On December 2, 1997, EqualNet entered into several related agreements, (as amended, the "Agreements") involving the Willis Group, LLC, a privately held investment partnership ("the Willis Group"), and other third parties. Collectively, these Agreements provided for a recapitalization of the Company and for the Company to acquire certain telecommunications network assets and switches (collectively the "Transactions".) Under the terms of the Agreements the Company acquired nine telecommunications switches (the "Switches") from the Willis Group for $7.6 million of aggregate consideration, consisting of $5.85 million in cash, 1.4 million shares of Common Stock, and warrants to purchase an additional 0.4 million shares of Common Stock. The Company secured financing of $6.05 million for the cash portion of the consideration through an unaffiliated third party lender, which loan is secured by the Switches, bears interest at a rate per year of 6.42% above an index rate based on U.S. Treasury Notes (the loan interest rate currently is 12.1%) and is payable in 36 consecutive monthly payments. In addition, an affiliate of the Company was granted 0.5 million warrants for guaranteeing a portion of this financing.

   Under the terms of the Agreements, the Company acquired Netco Acquisition Corp. ("Netco"), a Delaware corporation controlled by the Willis Group, which held certain intangible rights and assets previously acquired by the Willis Group and formerly held by Total National Telecommunications. These assets consisted of intangible rights to use certain software and codes necessary to operate the Switches. The Company acquired Netco for $5.6 million in aggregate consideration, including 3.58 million shares of Common Stock and 2,000 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred".) The Series A Preferred is non-voting, has a stated value of $1,000 per share and is entitled to receive dividends at the rate of $80.00 per year, payable quarterly. Holders of Series A Preferred have the right to convert their shares into Common Stock initially at the rate of 1,000 shares of Common Stock per share of Series A Preferred (or the stated value divided by $1.00), or an aggregate of 2.0 million shares of

Common Stock, subject to adjustment pursuant to certain anti-dilution provisions. The Series A Preferred has a $1,000 per share liquidation preference over the Company's Common Stock. Dividends are payable at the determination of the Board of Directors. Dividends when not paid are cumulative and bear interest at a rate of 12.0%. Cumulative dividends in arrears at June 30, 1998 were $52,000 or $26.00 per Series A Preferred share. Under the instrument defining the rights of the holders of the Series A Preferred, the Company is prohibited from declaring or paying dividends on the Common Stock unless all accrued dividends on the Series A Preferred have been paid.

   Under the terms of the Agreements, the Company also issued and sold to the Willis Group 4.0 million shares of Common Stock at a price of $1.00 per share in cash for total aggregate consideration of $4.0 million in cash.

   On March 6, 1998, the Company entered into an exchange agreement ("Exchange Agreement") with The Furst Group, ("Furst"), a New Jersey corporation, an accredited investor and the holder of the Company's $3.0 million subordinated debt, pursuant to which Furst exchanged the $3.0 million 10% subordinated note due December 31, 1998 and warrants to purchase 1.5 million shares of Common Stock for 3,000 shares of Series B Senior Convertible Preferred Stock ("Series B Preferred") along with 0.3 million shares of the Company's Common Stock to satisfy the accrued interest due on the notes. Each share of the Series B Preferred has a stated value of $1,000 and is entitled to share with the Common Stock in any dividends declared based upon the number of shares of Common Stock the Series B is convertible into at the time such dividend is declared. Each share of Series B Preferred is convertible initially into 500 shares of Common Stock subject to certain anti-dilution provisions. The Series B Preferred has a $1,000 per share liquidation preference over the Series A Preferred and the Common Stock. Each share of Series B Preferred also entitles the holder thereof to one vote, voting as a single class with the Common Stock, on matters submitted to the shareholders of the Company.

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

   On April 24, 1998, the Company entered into an agreement with an individual investor to issue 3.4 million shares of par $.01 per share Common Stock of the Company which constitute approximately 15.9% of the outstanding Common Stock and warrants for the purchase of 0.17 million shares of Common Stock in exchange for $3.4 million. The Willis Group was granted a 1.0% facilitation fee for this transaction totaling $0.03 million.

   During the quarter ended March 31, 1998, the Company obtained a cash flow bridge loan of $0.4 million from Netco Acquisition, LLC, an entity owned 50% by the Willis Group. This note was payable on March 31, 1998 and had an interest rate of 10% which escalates to 18% after an event of default occurs. This note is secured by the web page customers. As of June 30, 1998, the Company was in default on this note as no principal or interest payments have been made.

   Effective July 31, 1998, the Company issued two 6% Senior Secured Convertible Notes due in 2001 (the "2001 Notes") in the amount of $1.5 million each to the Willis Group and Genesee Fund Limited-Portfolio B ("Genesee"), a British Virgin Islands corporation, both accredited investors. The 2001 Notes are convertible into a variable number of shares of the Company's Common Stock. Ownership percentage upon conversion is currently limited to no more than 4.9% of the outstanding shares of Common Stock. The 2001 Notes bear interest at 6% and interest payments are due each February 15, May 15, August 15 and November 15 commencing on November 15, 1998.

     The 2001 Notes rank equally with all other unsubordinated debt obligations of the Company. The Company's obligations under the 2001 Notes are secured by certain collateral pursuant to security agreements. A holder of the 2001 Note may require the Company to repurchase the 2001 Note if an event of default occurs. Events of default include, among other things, the Nasdaq delisting of the Common Stock. A default under either of these 2001 Notes could have a material adverse effect on the Company's ability to raise additional capital and on the results of operations or financial condition.

     In connection with the issuance of the 2001 Notes, the Company issued to each of the Willis Group and Genesee a warrant ("Warrant") to purchase 333,116 shares of Common Stock at a purchase price of $0.9006 per share. In addition, the Company issued to the Willis Group and Advantage Fund Limited 3,750 shares of its Series D Convertible Preferred Stock ("Series D Preferred") in exchange for 3.0 million shares of its Common Stock and $0.2 million. The Warrants expire on September 4, 2003.

     Any holder of a 2001 Note may convert the 2001 Note, in whole or in part, into shares of Common Stock at a conversion price per share equal to the lesser of:

     . the product of (1) the average of the lowest sales price of the Company's
       Common Stock on Nasdaq for the five days immediately preceeding the date of conversion and (2) 85% (subject to reduction pursuant to the terms of the 2001 Notes); and

     . $0.9006 (subject to reduction pursuant to the terms of the 2001 Notes).

     Each share of Series D Preferred will be entitled to receive dividends at a rate of $60.00 per share per year, payable if declared by the Board of Directors. Any dividends that accrue on the Series D Preferred may be paid, at the Company's option (subject to certain limitations), in cash or, in whole or in part, by issuing additional shares of Series D Preferred. Under the terms of the Series D Preferred, the Company cannot declare or distribute any dividends to holders of Common Stock unless all dividends on the Series D Preferred have been paid.

     Holders of shares of Series D Preferred will have the right to convert each of their shares into a number of shares of Common Stock equal to the quotient of:

     . the sum of (1) $1,000 (subject to adjustment pursuant to the Series D
       Preferred documents), (2) accrued but unpaid dividends to the applicable conversion date on the share of Series D Preferred being converted and
       (3) accrued but unpaid interest on the dividends on the share of Series D Preferred being converted; and

     . an amount equal to the lesser of:

       . the product of (1) the average of the lowest sales price of the Common
         Stock on Nasdaq for any five trading days during the 25 trading days immediately preceding the conversion date and (2) 85% (subject to downward adjustment, if applicable, pursuant to the Series D Preferred documents); and

       . $1.2281 (subject to reduction pursuant to the Series D Preferred documents), subject to adjustment pursuant to the anti-dilution provisions.

   Working Capital and Long Cash Cycle.

    Customer billings for long distance services are generated from detailed calls records which are generally available; from the carriers on a weekly basis following the previous week's customer usage, and from the switches on a daily basis following the day of customer usage. Customer invoices usually are generated; on a monthly basis for the direct-billed customers and weekly for the LEC billed customers and are due upon receipt by the customer. However, the Company historically collects a large portion of receivables after the scheduled due date, resulting in an average cash cycle of in excess of 90 days. Since the Company's underlying carriers typically have required payment within 35 days following the month of usage, delays in receipt of customer payments have resulted in significant working capital needs. During the fourth fiscal quarter, EqualNet was not able to continue to pay AT&T either installments under its payment plan for usage in arrears or for current usage on or before 35 days from the date of invoice, and did not make some payments when due. In order to avoid termination of service, EqualNet agreed in the first fiscal quarter of 1999 to send daily payments to AT&T in amounts approximating the costs EqualNet would incur from AT&T for providing such services. As noted above, on September 10, 1998, EqualNet and Wholesale filed petitions for relief under Chapter 11 of the Bankruptcy Court. On October 2, 1998 Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation.

   During fiscal 1998, the Company had expenditures of $6.8 million on capital items, including $6.05 million to purchase the Switches. The Company has minimal planned capital expenditures budgeted for fiscal year 1999 other than expenditures associated with the CostGuard billing system.

TAXES

   Sales Taxes. An improper treatment of sales taxes arose from the Company's failure to remit the sales tax due to various taxing authorities on the incremental component of revenue in excess of the cost of the underlying service (for which taxes were properly paid). At June 30, 1998 EqualNet had an accrual of $339,500 for resolution of this matter. The Company believes that the amount accrued is adequate for the satisfaction of this tax liability, including any interest payable.

   During the fiscal year, EqualNet was audited for sales taxes for the period of July 1, 1991 through December 31, 1996. On April 20, 1998, the Texas Comptroller's office assessed EqualNet with $465,876 in additional sales taxes plus interest for these tax periods. EqualNet has paid $168,466 as the undisputed portion of this assessment. EqualNet has disputed the basis for the remaining assessment, timely filed its notice of appeal, and is currently proceeding through the appeals process. EqualNet has accrued the full amount of the remaining assessment plus interest incurred through June 30, 1998.

   Federal Excise Taxes. During fiscal 1998, the Company had an installment agreement with the Internal Revenue Service for payment of under payment of second quarter fiscal 1994 federal excise taxes which allowed for the Company to satisfy the amount outstanding in equal payments of $25,000 per month. During fiscal 1998, the Company paid a total of $225,000 to the Internal Revenue Service satisfying this obligation.

   Income Taxes. The Company has gross deferred tax assets of $15.6 million for which a valuation allowance of $15.6 million has been established. The deferred tax assets arise from deductible temporary differences of $5.9 million and a net operating loss carryforward of $9.7 million. In assessing the need for and amount of a valuation allowance, the Company considered its inability to generate taxable income in recent periods, the facts and circumstances which led to the significant operating loss incurred in the years ended June 30, 1997 and 1998, and projections of future taxable income. Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", allows for the recognition of deferred tax assets by considering, among other things, the ability of the Company to generate future taxable income. A valuation allowance is required to reduce tax assets to their expected realizability if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Statement 109 explicitly provides that reaching a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. The Company has been in a cumulative loss position at June 30, 1998. The Company does not believe that positive evidence of the ability to generate future taxable income is sufficient to counteract the negative evidence, the cumulative losses, and accordingly has recorded a valuation allowance for the full amount of the deferred tax.

LEGAL LIABILITIES

   In April, 1997, American Teletronics Long Distance, Inc. ("ATLD") and MetroLink Communications, Inc. ("MetroLink") filed suit against EqualNet Corporation and EqualNet Wholesale Services, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division (Cause No. 97-C-
2842) alleging damages based upon breach of contract, fraud and negligent misrepresentation. Both defendants subsequently were served with process and filed answers and counterclaims for damages. Plaintiffs allege damages for EqualNet's failure to complete a purchase of ATLD's customer base, EqualNet's failure to pay for long distance services provided by MetroLink to EqualNet's customers through its contract with Unified Network Services LLC ("UNS") and for damages arising out of EqualNet's alleged breach of contractual obligations to UNS, a Delaware limited liability company of which EqualNet Corporation, EqualNet Wholesale Services, Inc. and MetroLink were shareholders. It is anticipated that these matters will be disposed of in the respective bankruptcy proceedings of EqualNet and Wholesale. EqualNet's management vehemently denies any wrongdoing or liability in this matter.

   EqualNet has committed to make certain payments to AT&T for usage incurred in prior periods. EqualNet defaulted in the timely payment of those payments during the fourth fiscal quarter of 1998, and began to enter into a series of short term, alternative payment agreements with AT&T for the payment of amounts due to AT&T for current usage with any surplus to be applied to the arrearage amounts. The failure to make any payments due to AT&T could result in the termination of service to EqualNet's customers whose long distance service is provided over AT&T's networks. The pending bankruptcy proceeding discussed below could have a substantial affect on this obligation. EqualNet Corporation is negotiating with another AT&T reseller as a potential supplier of these services instead of dealing with AT&T directly. If so, management would anticipate negotiating payment terms superior to those available directly from AT&T.

   On August 7, 1998, Robert H. Turner ("Turner") filed suit against the Company, Mark A. Willis and Willis Group, LLC in the 61st District Court of Harris County, Texas in case number 98-37682 alleging an unspecified amount of damages based upon an alleged breach of his employment contract and other claims. The Company vehemently denies any wrongdoing or liability in the matter, and intends to vigorously defend itself in this action. Since no discovery has taken place in this matter, it is impossible to state with any degree of certainty the amount of damages, if any, that the Company may incur, or if it will be successful in asserting any cross claims or counterclaims it may have in connection with the employment of Turner.

   On August 13, 1998, Steverson & Company, Inc. filed suit against the Company in case number 704,244 in the County Civil Court at Law Number 2 of Harris County Texas seeking damages in the amount of $22,892.78 plus attorneys fees and court costs. The Company maintains that these charges were for temporary services personnel utilized by EqualNet, and not the Company. The invoices are addressed to Equal Net Communications, the former name of EqualNet Corporation before its name change on November 28, 1994. The dates on the invoices run from June 16, 1998 through August 11, 1998. EqualNet Holding Corp. did not formally change its name to Equalnet Communications Corp. until June 30, 1998. Due to the fact that these charges may be a claim in the bankruptcy proceedings of EqualNet discussed below, it is impossible at this time to state with any degree of certainty the ultimate exposure of either the Company or EqualNet in this matter.

   On August 13, 1998, Centillion Data Systems, Inc. filed suit against EqualNet in case number 49D029808CP001147 in the Superior Court of Marion County, Indiana, seeking damages in the amount of $115,490.50 for billing and other services allegedly provided to EqualNet, plus interest, attorneys fees and court costs. The fact that these charges are a claim in the bankruptcy proceedings of EqualNet discussed below make it impossible at this time to state with any degree of certainty the ultimate exposure of EqualNet in this matter.

   On September 3, 1998, the Company received a demand from New Boston Systems through their attorneys, Steadman & Steele, for the payment of placement fees for personnel hired by EqualNet. Although New Boston System's engagement letter was with the Company, the personnel it placed were hired as employees of EqualNet. It is the position of the Company that any payment due to New Boston Systems would be due from EqualNet and not the Company. The amount claimed as due to New Boston Systems is $10,526.25.

   On September 15, 1998, Technigrafiks, Inc. filed suit against EqualNet dba Creative Communications in case number 705,562 in the County Civil Court at Law Number 1 of Harris County, Texas, seeking damages in the amount of $24,399 for the printing of plastic cards for debit card sales, plus interest, attorneys fees and court costs. The fact that these charges are a claim in the bankruptcy proceedings of EqualNet discussed below make it impossible at this time to state with any degree of certainty the ultimate exposure of EqualNet in this matter.

   On September 17, 1998, KISS Catalog Ltd. filed suit against the Company as assignee from Creative Communications International, Inc. of certain contract rights from KISS Catalog Ltd. in case number 98 CIV. 6570 in the United States District Court for the Southern District of New York, seeking payment of $100,000 in license fees, attorneys fees, and any royalties which may be owing under the license agreement. In 1996, the Company agreed to assume the obligations under a merchandising license agreement, including the obligation to make payments of royalties and license fees, with a minimum guarantee royalty fee of $100,000 and a license fee of $150,000. Payments of the minimum guarantee of $100,000 and $50,000 of the license fee were made. Payment of the remaining $100,000 of the license fee has not been made.

   On September 17, 1998, Comerica Leasing Corporation filed suit in the 270th District Court of Harris County, Texas in case number 98-44481 against the Company and EqualNet for breach of a settlement agreement arising out of previous litigation for the enforcement of equipment and office furnishings leases filed on February 12, 1998 in the 157th District Court of Harris
County, Texas in case number 98-06841. A settlement agreement was entered into by the parties dismissing the earlier litigation and adding the Company as an
obligor for the payment of the settlement amounts.   The remaining amounts due
under the settlement agreement and remaining lease obligations represent an amount in excess of $1,000,000.

   On September 21, 1998, Cyberserve, Inc., WSHS Enterprises, Inc. and William Stuart (collectively "Bluegate") filed suit in the 215th District Court of Harris County, Texas in case number 98-45115 against the Company, Willis Group, LLC, Mark A. Willis, and Netco Acquisition LLC alleging damages for breach of contract, breach of an employment agreement, fraud and fraud in the inducement, statutory fraud in a stock transaction, tortious interference with a contract, conspiracy, and quantum meruit. The matters complained of originated with a letter of intent dated on or about October 28, 1997, wherein the Company proposed the purchase of certain assets of Cyberserve, Inc. and WSHS Enterprises, Inc. subject to the performance of due diligence by the parties. Bluegate and certain of its shareholders had threatened to sue the Company in the event the proposed transaction was not consummated substantially in conformity with the terms set forth in the Letter of Intent. The damages Bluegate alleges it incurred were as a result of, among other things, the claimed modification of its business to its detriment in anticipation of the integration of its operations with those of EqualNet. It is impossible to determine with any degree of certainty what, if any, liability Equalnet, or any of its subsidiaries, may incur in this matter. The total amount of damages are unspecified, but include a demand for a cash payment of $685,000, a sufficient number of shares of Common Stock of the Company for the payment of $585,000, an additional 525,000 shares of Common Stock, and other damages. The Company vehemently denies any wrongdoing or liability in this matter and intends to vigorously defend itself against all claims of the plaintiffs.

   On September 29, 1998, SA Telecommunications Incorporated asserted claims pursuant to the Purchase Agreement against USC Telecom, Inc. and the Company for
(i) $654,934 in operating losses for the period from April 1 through July 22, 1998, (ii) $278,377 for damages for delayed or unbillable revenue through USBI/ZPDI, (iii) reimbursement of $8,149 for switch site leases, (iv) payment of Specified Network Contracts Liabilities (amount not specified), (v) delivery of 5,358 shares of Series C Preferred escrowed at closing, and (vi) for return of certain leased equipment not owned by SA Telecommunications but previously in its possession and allegedly removed by Equalnet or USC Telecom. The Company and USC Telecom dispute each of the claims asserted by SA Telecommunications in its demand.

   During the past several months, EqualNet and the Company have experienced severe liquidity problems and have received numerous notices of default in payment of trade creditors and other financial obligations. For example and without providing an exhaustive list, EqualNet has received notice of default of its agent agreements with Walker Direct, Inc., Future Telecom Networks, Inc., Global Pacific Telecom, Inc. and others, making demand for the payment of commissions due and for mediation pursuant to the terms of their agent agreements. Netco Acquisition LLC presented a notice dated August 25, 1998 under the terms of the Tri-Party Agreement and Assignment dated January 20, 1998 between Netco Acquisition LLC, EqualNet Corporation and Cyberserve, Inc. that it was enforcing its rights to foreclose on the web page customer base of EqualNet. In additional EqualNet defaulted in making timely payments under the $1,183,059.03 promissory note payable to Sprint Communications Company L.P., in the timely payments to AT&T Corp., Premier Communications and MCI WorldCom for carrier services. In addition, EqualNet received notice it was in default of its lease agreement with Caroline Partners Ltd., the landlord for the office space occupied by the Company and its subsidiaries, and that the landlord had exercised its right to offset rents due against the letter of credit EqualNet has provided as a security deposit for the landlord's benefit. Finova Capital Corporation notified Netco of its failure to timely pay installments on its promissory note in the original principal amount of $6.05 million. The payment of such note is secured by the switches. Norwest Equipment Finance, Inc. has notified EqualNet of its default in the payment for leased furniture currently being utilized by EqualNet in the operation of its business. The remaining amount owed under such lease is in excess of $100,000. The bankruptcy proceedings of EqualNet discussed below make it impossible at this time to state with any degree of certainty the ultimate exposure of EqualNet in these matters.

   As a result of the liquidity problems listed in the foregoing paragraph and other matters, on September 10, 1998, EqualNet filed for protection under Chapter 11 of Title 11 of the United States Code, in case number 98-39561-H5-11 in the United States District Court for the Southern District of Texas and Wholesale filed for protection under Chapter 11 of Title 11 of the United States Code, in case number 98-39560-H4-11 in the United States District Court for the Southern District of Texas. On October 2, 1998, Wholesale filed a motion seeking to convert its Chapter 11 reorganization proceeding to a Chapter 7 liquidation proceeding. It is impossible to state at this time whether or not EqualNet as a debtor in bankruptcy will be able to reorganize its liabilities or to confirm a plan of reorganization in bankruptcy.

   During the last fiscal year, EqualNet settled disputed claims with the attorneys general from eleven states alleging violations of consumer protection statutes of those states. The settlement amount, which was paid in March, 1998, totaled $225,000 plus the issuance of certain customer credits and adjustments. The Company was either not included as a party or was dismissed as a party before the entry of any final judgment in any of these proceedings.

   From time to time the Company is involved in what it believes to be routine litigation or other legal proceedings that may be considered as part of the ordinary course of its business. The Company does not believe that the adverse determination of any such claims would have a material adverse effect on either the results of operations or the financial condition of the Company.

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

YEAR 2000

   The Year 2000 problem arises from the fact that due to early limitations on memory and disk storage many computer programs indicate the year by only two digits, rather than four. This limitation can cause programs (both system and application) that perform arithmetic operations, comparisons, or sorting of data fields to yield incorrect results when working outside the year range of 1900 through 1999.

   The Company has anticipated potential Year 2000 issues and has substantially completed all in-house preparation for the upcoming event. The Company is still in the process of accessing vendors and customer's capabilities in dealing with Year 2000 issues. The Company owns nine switches which were manufactured by Siemens Telecom Network ("Siemens"). Siemens has agreed to provide software patches which will ensure the switches are Year 2000 compliant. Siemens represents these patches to be provided free of charge, and will be installed in fiscal year 1999.

   The Info Directions CostGuard billing system to be implemented by the Company currently is represented as Year 2000 compliant.

   The Company intends to poll vendors and customers about Year 2000 issues. This process should be completed by the end of fiscal year 1999. The cost for polling will be immaterial. The Company's major vendors: AT&T, Sprint and MCI WorldCom are Fortune 500 companies which have disclosure requirements for Year 2000 issues. The risk of these vendors not minimizing their risk should be minimal. The Company has two major concerns with Year 2000 issues as it applies to customers. First, the customer phone equipment should be Year 2000 compliant. If it is not, the customers will not be able to utilize all of the capabilities of the phone systems, thus possibly reducing the revenues of the
Company.   The Info Directions CostGuard billing system will allow the Company to provide billing information to customers in electronic data formats. If the customer's computer systems are not Year 2000 compliant, they will not be able to utilize this service.

CAUTIONARY STATEMENTS

In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully when evaluating the likelihood of the Company's realization of expectations with respect to operating results and other matters described in this Annual Report on Form 10-K. See "Special Note Regarding Forward-Looking Statements" on page 2.

ADDITIONAL NECESSARY CAPITAL - EqualNet and Wholesale filed for Chapter 11 protection in September of 1998. The Company may need additional capital to obtain the creditor's approval of a plan of reorganization for EqualNet. In addition, it is likely that additional capital may be needed to fund operating deficits of the Company's other subsidiaries during the foreseeable future. Although the Company has no current funding sources, it believes it can attract additional funding if it is able to reduce the liabilities of EqualNet through the plan of reorganization. There can be no assurances that the

Company will be able to obtain the necessary capital or sufficiently reduce EqualNet's liabilities to continue to operate the Company.

ATTRITION RATES - In the event that the Company experiences attrition rates in excess of those anticipated either as a result of increased provisioning times by its underlying carrier, the purchase of poorly performing traffic, or the inability to properly manage the existing customer base, additional charges that affect earnings may be incurred.

DEPENDENCE ON INDEPENDENT MARKETING AGENTS - USC Telecom has a small internal sales force and obtains the majority of its new customers from independent marketing agents ("Agents"). USC Telecom's near-term ability to expand its business depends upon whether it can continue to maintain favorable relationships with existing Agents and recruit and establish new relationships with additional Agents. No assurances can be made as to the willingness of the existing Agents to continue to provide new orders to USC Telecom or as to USC Telecom's ability to attract and establish relationships with new Agents.

DEPENDENCE ON AT&T AND OTHER FACILITIES-BASED CARRIERS - The Company, even though it now owns nine switches, depends upon other carriers to provide the telecommunications services that it resells to its customers and the detailed information upon which it bases its customer billings. The Company's near-term ability to expand its business partially depends upon whether it can continue to maintain relationships with AT&T and Sprint. The loss of the telecommunications services that the Company receives from AT&T or Sprint could have a material adverse effect on the Company's results of operations and financial condition.

CARRIER COMMITMENTS - EqualNet has significant commitments with certain carriers to resell long-distance services. EqualNet's contracts with its carriers contain clauses that could materially and adversely impact EqualNet should EqualNet incur a shortfall in meeting its commitments. Although EqualNet has from time to time failed to meet its commitment levels under a particular contract and in each case has been able to negotiate a settlement with the carrier which resulted in no penalty being incurred by EqualNet, there can be no assurances that EqualNet will be able to reach similar favorable settlements with its carriers in the event that EqualNet should fail to meet its future commitments.

To the extent that these carriers are considered to be utilities in EqualNet's bankruptcy proceeding, these carriers will be entitled to adequate assurance of payment for carrier services after September 10, 1998, the Bankruptcy Filing Date. Adequate assurance may be in the form of cash deposits or advance payments in an amount determined by the court as sufficient to provide these carriers with adequate assurance of payment. The failure to provide adequate assurance of payment for future services would give these carriers the right to discontinue to provide such services. Current sources of funds from operations and working capital may not be sufficient to provide the amount of adequate assurance of payment required by these carriers. There can be no assurance that EqualNet would be able to secure funding for the amount of any adequate assurance that may be required of EqualNet. See Note 2. Chapter 7 and 11 Filing and Note 4. Liquidity and Working Capital Deficit.

In recent years, AT&T, MCI WorldCom and Sprint have consistently followed one another in pricing their long-distance products. If MCI WorldCom and Sprint were to lower their rates for long-distance service and AT&T did not adopt a similar price reduction, adverse customer reaction could affect the Company's ability to meet its commitments under the AT&T contract which could have a material adverse affect on the Company's financial position and results of operations.

To the extent that these carriers are considered to be utilities in EqualNet's bankruptcy proceedings, these carriers will be entitled to adequate assurance of payment for carrier services after September 10, 1998, the Petition Date. Adequate assurance may be in the form of cash deposits or advance payments in an amount determined by the court as sufficient to provide these carriers with adequate assurance of payment.

BILLING SYSTEM PROBLEMS - EqualNet converted to a new customer management, billing and rating system - AMS, purchased from Platinum Communications in
March 1998.   Unlike NetBase (the system used for most of fiscal year 1998 prior to conversion), AMS has capabilities required for switch-based data gathering, rating and billing. The conversion coincided with the acquisition of a new customer base (SA Telecom) and a migration to a switch based environment, considerable billing errors and delays occurred. Additionally, there are aspects of AMS that could require continuing support from Platinum Communications. This reliance upon an outside source for billing system
troubleshooting has slowed the conversion recovery process.   As of September
25, 1998, EqualNet is making plans to convert to CostGuard ENTERPRISE, an industrial class rating, billing and customer care system built on a Microsoft SQL Server database platform. This system is being purchased from Info Directions, Inc., "IDI" and is expected to dramatically improve rating speed and billing accuracy. Also, EqualNet expects to be able to more readily extract meaningful data and management reports from CostGuard. The system design is flexible enough to respond to rapid changes in the telecommunications marketplace. In fiscal year 1998, EqualNet recorded a write-off of $270,000 for NetBase and estimated the useful file of AMS to be approximately one year until the CostGuard system can be implemented. The new system, CostGuard, will cost $272,000 initially, then $68,000 per year in subsequent years for ongoing
support and software upgrades.   There can be no assurance that the IDI billing
system will fully meet EqualNet's current and on going needs. If the IDI system fails to provide the expected results, EqualNet may need to invest in other alternative billing systems.

RELATIONSHIPS WITH STATE REGULATORY AGENCIES - EqualNet's and USC Telecom's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. EqualNet and USC Telecom must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. Any failure to maintain proper certification in jurisdictions in which either of these companies provide a significant amount of intrastate long-distance service could have a material adverse effect on the Company's business.

VOLATILITY OF SECURITIES PRICES - Historically, the market price of the Common Stock has been highly volatile. During all of fiscal 1998, the market price for the Common Stock as reported by the Nasdaq has ranged from a high of $3.00 per share to a low of $0.875 per share. There can be no assurance that the market price of the Common Stock will remain at any level for any period of time or that it will increase or decrease to any level. Changes in the market price of the Common Stock may bear no relation to EqualNet's actual operational or financial results. In addition, if the Company fails to maintain the minimum bid price ($1.00 per share) or the minimum net tangible assets ($4.0 million) requirements of Nasdaq, the Common Stock would be subject to delisting by Nasdaq. On September 30, 1998, Nasdaq notified the Company that it would be delisted if the closing bid price for its Common Stock is not equal to or greater than $1.00 for a minimum of ten consecutive trading days during the period from October 1, 1998 to December 29, 1998. On October 8, 1998, Nasdaq also notified the Company that it would be delisted if the market value of its public float was not equal to or greater than $5.0 million for a minimum of ten consecutive trading days during the period from October 9, 1998 to January 6, 1999.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure related to changes in interest rates on its borrowing and receivable sales facilities. These instruments carry interest at a pre-agreed upon percentage point spread over the prime interest rate. At June 30, 1998, the Company had $8.1 million outstanding under its debt facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $81,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding lower overall cost as compared with fixed-rate borrowings.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary financial information required to be filed under this Item are presented on pages 00 THROUGH 00 of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and titles of the Company's directors and executive officers as of October 2, 1998.

                                                                                    Year Term
                                                                                   As Director
     Name                           Age              Position(s)                   Will Expire
     ----                           ---              -----------                   -----------
Mark A. Willis                      30      Chairman of the Board , Director             2000

Mitchell H. Bodian                  47      President, Chief Executive Officer,
                                             Director                                    1998

Dean H. Fisher                      47      Senior Vice President,  General
                                             Counsel and Secretary

David L. Kerr                       45      Chief Financial Officer

James T. Harris                     39      Director                                     2000

John Isaac "Ike" Epley              32      Director                                     1999

Ronald J. Salazar                   50      Director                                     1998

Zane Russell                        33      Director                                     1998

Robert H. Turner                    50      Director                                     1998

     Mark A. Willis has served as Chairman of the Board and a director of the Company since March 1998. Mr. Willis founded the Willis Group, an investment fund, in 1997 and serves as its President. The fund has made investments in industries such as offshore oil platform equipment, geophysical services, oil and gas production, telecommunications, and an aircraft parts supplier. Before forming the Willis Group, Mr. Willis worked at Eagle USA Airfreight for two and a half years, where he rose to the position of Regional Sales and Marketing Manager. Before that, Mr. Willis served as a marketing and sales representative for Talent Tree. Dr. Salazar, a director, is married to Mr. Willis' aunt.

     Mitchell H. Bodian has served as President and Chief Executive Officer since July 1998 and as a director of the Company since March 1998. Mr.
Bodian has been the Managing Director of Bodian Associates, an investment banking firm providing financial advisory services to middle market companies, since 1990. Bodian Associates specializes in providing merger and acquisition services to niche telecommunications services providers. In October 1996, Mr. Bodian was appointed as Chapter 11 Trustee for Conectco, a switchless reseller that sold telephone debit cards and provided one plus telecommunications services, and that filed for the protection under the United States bankruptcy laws in August 1996. Mr. Bodian has approximately twenty years of experience in management consulting and investment banking with Kearney Management Consultants, Warburg Paribas Becker and Merrill Lynch. Mr. Bodian holds an MBA from Stanford Business School.

     Dean H. Fisher became Vice President and General Counsel of EqualNet in May 1993, Senior Vice President in November 1994 and Secretary in January 1995. In January 1995 Mr. Fisher was elected Senior Vice President, Secretary and General Counsel of the Company. He has also served as director of EqualNet from July 1991 to April 1998. From May 1976 to June 1993, Mr. Fisher was engaged in the private practice of law in Houston, Texas, serving as President of Fisher & Readhimer, P.C. from April 1985 to June 1993.

   David L. Kerr has been an officer of the Company since September 1998. Mr. Kerr holds an Accounting and Business Administration degree from Mississippi State University and is a licensed general securities representative. Mr. Kerr was a partner with KPMG from 1987 to 1995 serving clients primarily in the energy industry, providing tax consultation services and consulted on merger and acquisition transactions. In 1995, Mr. Kerr co-founded Omni Ventures, LLC ("Omni"), an investment banking firm. Mr. Kerr joined Equalnet Communications in September 1998 as interim Chief Financial Officer.

   James T. Harris, C.P.A. has served as a director of the Company since March 1998. Mr. Harris has specialized in assisting high net worth individuals as well as small and medium sized business owners through his own firm since 1992. Mr. Harris is the Treasurer of the Willis Group. Before beginning his own firm, Mr. Harris served as Manager of Management Consulting with the firm of Hein + Associates, where he specialized in consulting in the areas of profit improvement, management, mergers and acquisitions, incentive plans, systems and implementation, financial planning and tax planning and compliance.

   John Isaac "Ike" Epley has served as a director of the Company since March 1998. Mr. Epley has been a Managing Director of Omni Ventures, L.L.C., a venture capital and investment banking firm, since August 1995. He also has been a Managing Director of Omni Securities, L.L.C., a registered broker/dealer, since its inception in November 1997. He is a registered Principal and General Securities Representative. Mr. Epley served as Vice President of Alex Brown & Sons in Houston from January 1993 to 1995.

   Ronald J. Salazar, Ph.D. has served as a director of the Company since March 1998. Dr. Salazar received his Ph.D. in business administration from the University of Texas in 1990 in the area of Strategic Management and Competitive Strategy. Since 1995, Dr. Salazar has been a partner in the management consulting firm of Palladian Analysis & Consulting, L.L.C. in Houston, Texas. Prior to that Dr. Salazar was an assistant professor at the University of Houston and Idaho State University since 1988 teaching management courses. Dr. Salazar is married to Mr. Mark Willis' (Chairman of the Board of Directors) aunt.

   Zane Russell has served as a director of the Company since January 1995. Mr. Russell co-founded EqualNet in July 1990 and served as President and director since that time until November 1994 when he assumed the position of Chairman of the Board and Chief Executive Officer until March 1998. He has also served as the President of the Company from January 1995 until March 1998. Prior to the formation of EqualNet, from January to July 1990, he was a commercial accounts manager for American Telco Long Distance. From November 1989 to November 1990, Mr. Russell served as project manager for Natkin Mechanical, a construction company.

   Robert H. Turner has served as a director of the Company since March 1998 and as President and Chief Executive Officer of the Company from March 1998 to July 1998. Mr. Turner was removed as President and Chief Executive Officer for cause by the Board of Directors of the Company in July 1998. Mr. Turner served as President and Chief Executive Officer of EON Corporation from 1996 to 1998. Mr. Turner further served as President and Chief Executive Officer of Telezone Inc. from 1994 to 1995. From 1991 to 1993 Mr. Turner also served as President and
Chief Executive Officer of  PTT Telecom Netherlands US, Inc.   Mr. Turner
previously held various positions with Insightguide, LP, Norlite Computer Systems, Inc., BellSouth Corp., AT&T Corporation, Southern Bell Telephone Company and Bojangles, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

   Based solely on a review of reports on Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and written representations from certain reporting persons that no report on Form 5 was required, the Company believes that during the fiscal year ended June 30, 1998, all officers, directors and greater than 10% shareholders complied with all filing requirements applicable to them, except that Messrs. Dean Fisher and James Harris failed to file timely form 5's. Delinquent form 5's were completed and filed on October 12, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

   SUMMARY COMPENSATION TABLE

   The following table summarizes compensation information concerning the Chief Executive Officer and each of the Company's most highly compensated executive officers as to whom the total annual salary and bonus for the fiscal year ended June 30, 1998 exceeded $100,000 (the "Named Executive Officers").

                                               Annual Compensation
                                                                            Common
                                                                            Stock
                Name and                    Fiscal                        Underlying       All Other
           Principal Position                Year     Salary    Bonus      Options      Compensation(1)

Hal Turner                                    1998   $100,961       -             -          $3,076
former Chief Executive Officer                1997          -
                                              1996          -
Zane Russell                                  1998   $142,931       -        90,000          $6,073
former Chairman of the Board and              1997    178,000       -        90,000           3,498
 former  Chief Executive Officer and          1996    178,000       -             -           4,249
 former President

Michael L. Hlinak                             1998    175,182       -        90,000           6,434
former Executive Vice President, Chief        1997    155,000       -        90,000           3,607
 Financial Officer and Chief Operating        1996    128,000       -             -           6,576
 Officer

Dean H. Fisher                                1998    129,800       -             -           6,059
Senior Vice President, General                1997    129,000       -        35,000           3,451
 Counsel and Secretary                        1996    128,000       -             -           6,097

----------------------
(1) Represents contributions in 1996 by the Company under the Company's 401(k) Plan for Messrs. Russell, Hlinak and Fisher of $1,676, $2,477 and $1,676, respectively, and health insurance premiums paid by the Company for Messrs. Russell, Hlinak and Fisher of $4,572, $4,100 and $4,421, respectively. Represents contributions in 1997 by the Company under the Company's 401(k) Plan for Messrs. Russell, Hlinak and Fisher of $1,676, $1,785, and $1,676, respectively, and health insurance premiums paid in 1997 by the Company for Messrs. Russell, Hlinak and Fisher of $1,823, $1,823, and $1,775, respectively. Represents contributions in 1998 by the Company under the Company's 401(k) Plan for Messrs. Russell, Hlinak and Fisher of $2,651, $661, and $3,894, respectively, and health insurance premiums paid in 1998 by the Company for Messrs. Russell, Hlinak and Fisher of $3,422, $5,773, and $2,165, respectively.

OPTION GRANTS IN FISCAL 1998

   The following table summarizes options and securities underlying options to purchase shares of the Company's Common Stock that were granted to the Named Executive Officers during fiscal 1998. No Options were exercised by any of the Named Executive Officers during fiscal 1998.




                                                                                  Potential Realizable
                                                                                    Value at Assumed
                     Shares of                                                   Annual Rates of Stock
                      Common          Percent of                                 Price Appreciation for
                      Stock         Total Options       Exercise                    Option Term (1)
                    Underlying       Granted to        Price per                -----------------------
Name                 Options          Employees          Share    Expiration        5%           10%
----                ----------      -------------     ----------  ----------    -----------   ---------
Dean H. Fisher           17,500             3.5          4.25      7/11/06            0         2,975
                         17,500(2)          3.5          2.50      1/20/07       10,540        37,800

--------------------
(1) The potential realizable value of the options, if any, granted in fiscal 1997 to each of the Named Executive Officers was calculated by multiplying the number of shares of Common Stock underlying such options by the excess of (a) the assumed value, at the date of expiration of such option, of the Company's Common Stock if the value of the Company's Common Stock were to appreciate at a compounded annual rate of 5% or 10% from the date of the grant of the option until the date of expiration of the option over (b) the exercise price shown. The 5% and 10% appreciation rates are set forth in regulations promulgated by the Securities and Exchange Commission, and no representation is made that the Common Stock will appreciate at these assumed rates or at all.

(2)  Exercisable on or after July 11, 1998.

   The following table sets forth information regarding the value of unexercised options held by the Named Executive Officers. None of the Named Executive Officers exercised any options in fiscal 1998.


                             Number of               Value of Unexercised
                       Securities Underlying        In-the-Money Options at
                        Unexercised Options          June 30, 1998 ($)(1)
                         at June 30, 1998
                            (# shares)

Name                Exercisable   Unexercisable   Exercisable   Unexercisable
----                -----------   -------------   -----------   -------------
Dean H. Fisher           17,500          17,500             -               -


(1) Based on $2.06 per share, the closing price of the Common Stock on June 30, 1998, as reported by Nasdaq.

                           COMPENSATION OF DIRECTORS

   Each non-employee director is paid $20,000 per year, plus $1,500 for each meeting of the Board which he personally attends, $1,500 for each meeting of a committee of the Board which he personally attends and $500 for each meeting in which he participates by telephone. All non-employee directors of the Company are reimbursed for ordinary and necessary expenses incurred in attending Board or committee meetings. The Company has adopted the Director Plan, as amended in May 1998, pursuant to which each non-employee director receives options to purchase a number of shares of Common Stock equal to $60,000 divided by the average of the highest and lowest price of the Common Stock the day before the date of his election as a director ("Fair Market Value") and options to purchase a number of shares of Common Stock equal to $30,000 divided by the Fair Market Value of the Common Stock the day before each annual meeting of the Company's shareholders for each year thereafter. These options have an exercise price equal to the Fair Market Value of the Common Stock and the initial grants vest over three years in 33-1/3% increments and the annual grants vest in six months from the date of grant. Employee directors of the Company do not receive any additional compensation from the Company for their services as directors.


                              SEVERANCE AGREEMENTS

   Employment agreements with Mr. Zane Russell and Mr. Michael Hlinak were terminated during the second half of fiscal 1998. Payments due to Mr. Russell and Mr. Hlinak are described in Note 15 to the consolidated financial statements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information as of October 2, 1998 (unless indicated otherwise), with respect to (i) persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Common Stock,
(ii) each director and Named Executive Officer and (iii) all directors and executive officers of the Company as a group:

                                                                     Beneficial Ownership(1)
                                                                     ------------------------
Name                                                                    Shares       Percent
----                                                                 ------------   ---------
Michael T. Willis(3)
5005 Woodway, Suite 350
Houston, Texas  77056                                                   8,156,082       41.2%

James T. Harris(3)(6)
5005 Woodway, Suite 350
Houston, Texas  77056                                                   7,956,082       41.2%

The Willis Group, LLC(3)
5005 Woodway, Suite 350
Houston, Texas  77056                                                   7,656,082       39.6%

Mark Willis(3)
5005 Woodway, Suite 350
Houston, Texas  77056                                                   7,656,082       39.6%

James R. Crane(4)
15350 Vickery Drive
Houston, Texas 77032                                                    3,570,000       19.2%

MCM Partners
10500 NE 8th, Suite 1920
Bellevue, Washington 98004                                              2,000,000        9.8%

SA Telecommunications, Inc.
1600 Promenade Center, 15th Floor
Richardson, Texas 75080                                                 1,950,730        9.6%

The Furst Group, Inc.(2)
459 Oakshade Road
Shamong, New Jersey  08088                                              1,822,000        9.2%

James D. Kaylor(2)
916 P Street, Suite 200
Lincoln, Nebraska  68508                                                1,822,000        9.2%

John S. Streep(2)
15841 Kilmarnock Drive
Ft. Myers, Florida  33912                                               1,822,000        9.2%

Zane Russell
20607 Shadow Mill Court
Houston, Texas 77450                                                    1,047,556        5.7%

Dean H. Fisher(5)
1250 Woodbranch Park Drive
Houston, Texas 77079                                                      267,602        1.5%

Mitchell Bodian(6)
1250 Woodbranch Park Drive
Houston, Texas 77079                                                            0     n/a

John Isaac "Ike" Epley(6)
1250 Woodbranch Park Drive
Houston, Texas 77079                                                            0     n/a

Ronald Salazar(6)
1250 Woodbranch Park Drive
Houston, Texas 77079                                                            0     n/a

David Kerr
1250 Woodbranch Park Drive
Houston, Texas 77079                                                            0     n/a

Hal Turner                                                                      0     n/a

Current directors and executive officers as a group (9 persons)        16,927,322    83.1%


*    Less than one percent.
(1) Except as otherwise noted, each shareholder has sole voting and dispositive power with respect to the shares of Common Stock.

(2) Information relating to ownership by The Furst Group, Inc. ("TFG"), Mr. Kaylor and Mr. Streep is based on managements information regarding the transactions. Messrs. Kaylor and Streep each own 45% of the Common Stock of TFG, Mr. Kaylor is the Chairman of the Board of TFG, and Mr. Streep is the Chief Executive Officer of TFG.

(3) Information relating to ownership by The Willis Group, LLC ("TWG") and Messrs. Michael T. Willis, Mark Willis and Harris is based on reports on
     Schedule 13D filed with the Securities and Exchange Commission on October 10 and 14, 1997. According to those reports, TWG holds a warrant for the purchase of 200,000 shares of Common Stock. None of such shares were outstanding as of October 2, 1998. Messrs. Mike Willis and Mark Willis each own 47.5% of the membership interest in The Willis Group and Mr. Harris owns the remaining 5% membership interest. Mr. Mike Willis is the Secretary of The Willis Group, Mr. Mark Willis is the President of The Willis Group and Mr. Harris is the Treasurer of The Willis Group. According to the report, TWG has sole voting and dispositive power with respect to all of such shares and Messrs. Mike Willis, Mark Willis and Harris have shared voting and dispositive power with respect to such shares.

(4)  Information relating to ownership by James R. Crane is based on reports on
     Schedule 13D filed with the Securities and Exchange Commission on May 6, 1998. According to those reports, Mr. Crane holds a warrant for the purchase of all 170,000 shares, none of which were issued as of October 2, 1998.

(5) Excludes 40,000 shares of Common Stock held by trusts for the benefit of Mr. Fisher's children. Mr. Fisher has disclaimed any beneficial ownership of these shares.

(6) Excludes 5,000 shares of Common Stock issuable upon exercise of stock options awarded under the Director Plan that are not exercisable within sixty days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In February 1997, the Company issued to The Furst Group, Inc. ("TFG") (i) a subordinated note in the principal amount of $3 million, bearing interest at 10% per annum, due December 31, 1998 (the "TFG Note"), (ii) warrants exercisable for the purchase of 1.5 million shares of Common Stock at $2.00 per share (the "TFG Warrants") and (iii) a Right in the Event of a Change of Control (the "TFG Right"), all for an aggregate consideration of approximately $2,210,000 in cash and $790,000 in credit towards the purchase of long-distance services from Sprint Communications Company, L.P. ("Sprint"). In connection with this transaction, the Company began utilizing, effective November 1, 1996, TFG's contract with Sprint for the purchase of long-distance services. During fiscal 1997, the Company purchased approximately $1.5 million of long-distance services from Sprint under this contract. During fiscal 1998, the Company purchased approximately $2.2 million of long-distance services from Sprint under this contract. The TFG Note is secured by all of the accounts and general intangibles of the Company. As of October 27, 1997, the TFG Warrants had not been exercised. The TFG Right provides that TFG will receive approximately 11.5% of the fair market value of consideration provided in the event Equalnet engages in certain significant transactions within two years of the date of the TFG Right. Transactions that would trigger the TFG Right include Equalnet's consolidation with, or merger with or into another person other than TFG and the sale by Equalnet or its subsidiaries of a significant portion of the Company's assets.

On March 6, 1998, the shareholders of the Company approved certain transactions detailed below:

  On March 6, 1998 as a result of various transactions, the Willis Group and its affiliates gained control of the Board of Directors of the Company, having nominated for shareholder approval four of the seven members of the Board of Directors.

  On October 1, 1997, the Company issued to the Willis Group a $1.0 million Convertible Secured Note, bearing interest at the rate of 12% per year and maturing April 1, 1998 (the "Note"), and a warrant for the purchase of up to
  0.2 million shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the "October Warrant"). The October Warrant is exercisable for five years. The outstanding balance of the Note was convertible into a number of shares of Common Stock determined by dividing the outstanding balance by the lesser of $1.00 or 85% of the market price of the Common Stock. As of the date of issuance of the convertible debt the Company recorded an interest charge of $0.15 million to record the impact of the debt being convertible at a discount to market. On March 5, 1998, the Note and accrued interest were exchanged for 1.05 million shares of Common Stock.

  Under the terms of the Agreements the Company acquired nine telecommunications switches (the "Switches") from the Willis Group for $7.6 million of aggregate consideration, consisting of $5.85 million in cash, 1.4 million shares of Common Stock, and warrants to purchase an additional 0.4 million shares of Common Stock. The Company secured financing of $6.05 million for the cash portion of the consideration through an unaffiliated third party lender, which loan is secured by the Switches, bears interest at a rate per year of 6.42% above an index rate based on U.S. Treasury Notes (the loan interest rate currently is 12.1%) and is payable in 36 consecutive monthly payments. In addition, Mike Willis, a member of the Willis Group and father to Mark Willis, was granted 0.5 million warrants for guaranteeing a portion of this financing.

  Under the terms of the Agreements, the Company acquired Netco Acquisition Corp. ("Netco"), a Delaware corporation controlled by the Willis Group, which held certain intangible rights and assets previously acquired by the Willis Group and formerly held by Total National Telecommunications. These assets consisted of intangible rights to use certain software and codes necessary to operate the Switches. The Company acquired Netco for $5.6 million in aggregate consideration, including 3.58 million shares of Common Stock and 2,000 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred".) The Series A Preferred is non-voting and has a stated value of $1,000 per share and is entitled to received dividends at the rate of $80.00 per share per year, payable quarterly. Holders of Series A Preferred have the right to convert their shares into Common Stock initially at the rate of 1,000 shares of Common Stock per share of Series

  A Preferred (or the stated value divided by $1.00), or an aggregate of 2.0 million shares of Common Stock, subject to adjustment pursuant to certain anti-dilution provisions. The Series A Preferred has a $1,000 per share liquidation preference over the Company's Common Stock. Dividends are payable at the determination of the Board of Directors. Dividends when not paid are cumulative and bear interest at a rate of 12.0%. Cumulative dividends in arrears at March 31, 1998 are $11,557 or $5.78 per Series A Preferred share. Under the instrument defining the rights of the holders of the Series A Preferred, the Company is prohibited from declaring or paying dividends on the Common Stock unless all accrued dividends on the Series A Preferred have been paid.

  Under the terms of the Agreements, the Company also issued and sold to the Willis Group 4.0 million shares of Common Stock at a price of $1.00 per share in cash.

   On March 6, 1998, the Company entered into an exchange agreement ("Exchange Agreement") with The Furst Group, ("Furst"), a New Jersey corporation, an accredited investor and the holder of the Company's $3.0 million subordinated debt, pursuant to which Furst exchanged the $3.0 million 10% subordinated note due December 31, 1998 and warrants to purchase 1.5 million shares of Common Stock for 3,000 shares of Series B Senior Convertible Preferred Stock ("Series B Preferred") along with 0.3 million shares of the Company's Common Stock to satisfy the accrued interest due on the notes. Each share of the Series B Preferred has a stated value of $1,000 and is entitled to share with the Common Stock in any dividends declared based upon the number of shares of Common Stock the Series B is convertible into at the time such dividend is declared. Each share of Series B Preferred is convertible into 500 shares of Common Stock, subject to certain anti-dilution provisions. The Series B Preferred has a $1,000 per share liquidation preference over the Series A Preferred and the Common Stock. Each share of Series B Preferred also entitles the holder thereof to one vote, voting as a single class with the Common Stock, on matters submitted to the shareholders of the Company.

   During the quarter ended March 31, 1998, the Company obtained a cash flow bridge loan of $0.4 million from Netco Acquisition, LLC, an entity owned 50% by the Willis Group. This note was payable on March 31, 1998 and had an interest rate of 10% which escalates to 18% after an event of default occurs. This note is secured by the web page customers. As of June 30, 1998, the Company was in default on this note as no principal or interest payments have been made.


   Effective July 31, 1998, the Company issued two 6% Senior Secured Convertible Notes due in 2001 (the "2001 Notes") in the amount of $1.5 million each to the Willis Group and Genesee Fund Limited-Portfolio B ("Genesee"), a British Virgin Islands corporation, both accredited investors. The 2001 Notes are convertible into a variable number of shares of the Company's Common Stock. Ownership percentage upon conversion is currently limited to no more than 4.9% of the outstanding Common Stock. The 2001 Notes bear interest at 6% and interest payments are due each February 15, May 15, August 15 and November 15 commencing on November 15, 1998.

     The 2001 Notes rank equally with all other unsubordinated debt obligations of the Company. The Company's obligations under the 2001 Notes are secured by certain collateral pursuant to security agreements. A holder of the 2001 Note may require the Company to repurchase the 2001 Note if an event of default occurs. Events of default include among other things, the Nasdaq delisting of
the Common Stock.   A default under either of these 2001 Notes could have a
material adverse effect on the Company's ability to raise additional capital and on the results of operations or financial condition.

     In connection with the issuance of the 2001 Notes, the Company issued to each of the Willis Group and Genesee a warrant ("Warrant") to purchase 333,116 shares of Common Stock at a purchase price of $0.9006 per share. In addition, the Company issued to the Willis Group and Advantage Fund Limited

3,750 shares of its Series D Convertible Preferred Stock ("Series D Preferred") in exchange for 3.0 million shares of its Common Stock and $0.2 million. The Warrants expire on September 4, 2003.

   Any holder of a 2001 Note may convert the 2001 Note, in whole or in part, into shares of Common Stock at a conversion price per share equal to the lesser of:

     . the product of (1) the average of the lowest sales price of the Company's
       Common Stock on Nasdaq for the five days immediately preceding the date of conversion and (2) 85% (subject to reduction pursuant to the terms of the 2001 Notes); and

     . $0.9006 (subject to reduction pursuant to the terms of the 2001 Notes).

     Each share of Series D Preferred will be entitled to receive dividends at a rate of $60.00 per share per year, payable if declared by the Board of Directors. Any dividends that accrue on the Series D Preferred may be paid, at the Company's option (subject to certain limitations), in cash or, in whole or in part, by issuing additional shares of Series D Preferred. Under the terms of the Series D Preferred, the Company cannot declare or distribute any dividends to holders of Common Stock unless all dividends on the Series D Preferred have been paid.

     Holders of shares of Series D Preferred will have the right to convert each of their shares into a number of shares of Common Stock equal to the quotient of:

     . the sum of (1) $1,000 (subject to adjustment pursuant to the Series D
       Preferred documents), (2) accrued but unpaid dividends to the applicable conversion date on the share of Series D Preferred being converted and
       (3) accrued but unpaid interest on the dividends on the share of Series D Preferred being converted; and

     . an amount equal to the lesser of:

         . the product of (1) the average of the lowest sales price of the Common Stock on Nasdaq for any five trading days during the 25 trading days immediately preceding the conversion date and (2) 85% (subject to downward adjustment, if applicable, pursuant to the Series D Preferred documents); and

         . $1.2281 (subject to reduction pursuant to the Series D Preferred documents),



subject to adjustment pursuant to the anti-dilution provisions.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS INCLUDED IN THIS REPORT:

  1.   FINANCIAL STATEMENTS............................................PAGE

  Report of Independent Auditors....................................... 55

  Consolidated Balance Sheets as of June 30, 1997 and 1998............. 56

  Consolidated Statements of Operations for the years ended
    June 30, 1996, 1997 and 1998....................................... 58

  Consolidated Statements of Shareholders' Equity (Deficit)
    for the years ended June 30, 1996, 1997 and 1998................... 59

  Consolidated Statements of Cash Flows for the years
    ended June 30, 1996, 1997 and 1998................................. 60

  Notes to Financial Statements........................................ 61

  2.  FINANCIAL STATEMENT SCHEDULES

  Schedule II

(B) REPORTS ON FORM 8-K:

On March 10, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting, under Items 1, 5 and 7, the change of control of the Company and the Transactions described in this report. The Company included a pro forma balance sheet as of January 31, 1998 after giving effect to the Transactions, in that report.

On September 21, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting, under Item 3, the filing for protection under Chapter 11 of the Bankruptcy Code for EqualNet Corporation and Wholesale Services Inc.

(C)  EXHIBITS:

     Exhibits designated by the symbol * were filed with this Annual Report on Form 10-K. or an amendment hereto. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

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


 4.1 $1,000,000 Note dated October 1, 1997, issued by the Company to the Willis Group (incorporated by reference to exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended 12/31/97).

 4.2 Loan and Security Agreement, dated March 6, 1998, between the Company and Finova Capital Corporation (incorporated by reference to exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended 3/31/98).

10.1 Lease Agreement dated June 28, 1994, between EqualNet and Caroline Partners, Ltd., as amended by First Amendment dated August 15, 1994, and Second Amendment dated September 8, 1994 (incorporated by reference to
       Exhibit 10.6 to Registrant's Registration Statement on Form S-1 (Registration No. 33-88742) filed on January 24, 1995).

10.2 Financing agreement between Receivables Funding Corporation and EqualNet Holding Corporation, dated June 18, 1997 (incorporated by reference to
       Exhibit 10.17 to Amendment 2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997, filed on October 28, 1997)

10.3 Carrier Agreement between AT & T and EqualNet Corporation, dated May 13, 1997 ( certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 246-2 under the Securities Exchange Act of 1934, incorporated by reference to
       Exhibit 10.18 to Amendment 2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997, filed on October 28, 1997)

10.4 Subscription Agreement, dated as of July 1, 1997, among the Company and Lexus Commercial Enterprises, Ltd. (incorporated by reference to exhibit
       10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended 9/30/97).

10.5 Secured Promissory Note, dated as of July 1, 1997, made by Lexus Commercial Enterprises, Ltd. In favor of the Company (incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended 9/30/97).

10.6 Note and Warrant Purchase Agreement, dated October 1, 1997, by and among the Company and the Willis Group, as amended February 12, 1998 (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended 12/31/97).

10.7 Switch Agreement, dated December 2, 1997, between the Company and the Willis Group, as amended by the First Amendment dated December 19, 1997, and Second Amendment dated February 12, 1998 (incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended 12/31/97).

10.8 Agreement of Merger and Plan of Reorganization, dated December 2, 1997, between the Company and EQ Acquisition Sub. Inc., Netco Acquisition, LLC and Netco Acquisition Corp., as amended by the First Amendment dated December 19, 1997, and Second Amendment dated February 12, 1998 (incorporated by reference to exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended 12/31/97).

10.9 Stock Purchase Agreement, dated December 2, 1997, by and among the Company and the Willis Group., as amended by the First Amendment dated December 19, 1997. (incorporated by reference to exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended 12/31/97).

10.10 Exchange Agreement, dated March 6, 1998 between the Company and The Furst Group, Inc. (incorporated by reference to exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended 3/31/98).

10.11 Stock and Warrant Purchase Agreement dated March 26 1998, between the Company and First Sterling Ventures Corp. and Frank Hevrdejs (incorporated by reference to exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended 3/31/98).

10.12 Stock Purchase Warrant dated March 26 1998, between the Company and First Sterling Ventures Corp. (incorporated by reference to exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended 3/31/98).

10.13 Stock Purchase Warrant dated March 26 1998, between the Company and Frank Hevrdejs (incorporated by reference to exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended 3/31/98).

10.14 Stock and Warrant Purchase Agreement dated April 24, 1998, between the Company and James R. Crane (incorporated by reference to exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended 3/31/98).


10.15 Registration Rights Agreement dated April 24, 1998, between the Company and James R. Crane (incorporated by reference to exhibit 10.10 of the Company's Quarterly Report on Form 10-Q for the quarter ended 3/31/98).

10.16 Warrant Agreement dated April 24, 1998, between the Company and James R. Crane (incorporated by reference to exhibit 10.11 of the Company's Quarterly Report on Form 10-Q for the quarter ended 3/31/98).

10.17 Purchase Agreement dated January 15, 1998 between the Company and SA Telecommunications, Inc. and Certain of its Subsidiaries as amended by Amendment dated March 10, 1998 (incorporated by reference to exhibit
       10.12 of the Company's Quarterly Report on Form 10-Q for the quarter ended 3/31/98).

10.18 Management Services Agreement dated March 12, 1998 between the Company and SA Telecommunications, Inc. (incorporated by reference to exhibit
       10.13 of the Company's Quarterly Report on Form 10-Q for the quarter ended 3/31/98).

10.19 *Secured Convertible Note, dated September 4, 1998, issued by the Company to Genesee Fund Limited-Portfolio B.

10.20 *Secured Convertible Note, dated September 4, 1998, issued by the Company to the Willis Group, LLC.

10.21 *Common Stock Purchase Warrant, dated September 4, 1998 between the Company and Genesee Fund Limited-Portfolio B.

10.22 *Common Stock Purchase Warrant, dated September 4, 1998 between the Company and the Willis Group, LLC.

10.23 *Note Purchase and Exchange Agreement, effective as of July 31, 1998, between the Company and Advantage Fund Limited.

10.24 *Note Purchase and Exchange Agreement, effective as of July 31, 1998, between the Company and the Willis Group, LLC.

10.25 *Form of 6% Senior Secured Convertible Note due 2001 attached as Annex I to Note Purchase and Exchange Agreement in exhibits 10.23 and 10.24 above.

10.26 *Form of Series D Preferred documents of Board of Directors Establishing and Designating Series D Convertible Preferred Stock and Fixing the Rights and Preferences of such Series attached as Annex II to Note Purchase and Exchange Agreements in exhibits 10.23 and 10.24 above.

10.27 *Form of Common Stock Purchase Warrant attached as Annex III to Note Purchase and Exchange Agreements in exhibits 10.23 and 10.24 above.

10.28 *Form of Registration Rights Agreement attached as Annex V to Note Purchase and Exchange Agreements in exhibits 10.23 and 10.24 above.

10.29 *Form of Notice of Conversion of Series D Preferred Stock of Equalnet Communications Corp. attached as Annex VII to Note Purchase and Exchange Agreements in exhibits 10.23 and 10.24 above.

10.30 *Form of Opinion of Counsel to be Delivered on Closing Date attached as Annex VIII to Note Purchase and Exchange Agreements in exhibits 10.23 and
       10.24 above.

10.31 *Form of Opinion of the Company's General Counsel attached as Annex IX to Note Purchase and Exchange Agreements in exhibits 10.23 and 10.24 above.

10.32 *Form of Opinion in Connection with Security Agreement attached as Annex X to Note Purchase and Exchange Agreements in exhibits 10.23 and 10.24 above.

10.33 *Note Purchase Agreement, effective as of July 31, 1998 between the Company and Genesee Fund Limited-Portfolio B.

10.34 *Form of 6% Senior Secured Convertible Note due 2001 attached as Annex I to Note Purchase Agreements in exhibits 10.33 above.

10.35 *Form of Common Stock Purchase Warrant attached as Annex II to Note Purchase Agreements in exhibits 10.33 above.

10.36 *Form of Registration Rights Agreement attached as Annex IV to Note Purchase Agreements in exhibits 10.33 above.

10.37 *Form of Opinion of Counsel to be Delivered on Closing Date attached as Annex VI to Note Purchase Agreements in exhibits 10.33 above.

10.38 *Form of Opinion of the Company's General Counsel attached as Annex VII to Note Purchase Agreements in exhibits 10.33 above.

10.39 *Form of Opinion in Connection with Security Agreement attached as Annex X to Note Purchase Agreement in exhibit 10.33 above.

10.40 *Letter Agreement regarding net proceeds interest dated September 4, 1998 between the Company, Netco, Genesee Fund Limited-Portfolio B and the Willis Group, LLC.

10.41 *Master Purchase Agreement dated as of July 31, 1998 by and between the Company, Genesee Fund Limited-Portfolio B, the Willis Group, LLC and Advantage Fund Limited.

10.42 *Security Agreement dated as of July 31, 1998 by and among the Company, USC Telecom, Netco, EqualNet, the Willis Group, LLC and Genesee Fund Limited-Portfolio B.

10.43 *Assignment of Rights and Obligations Under Purchase Agreement, dated July 21, 1998 between the Company and SA Telecom, making reference to the Purchase Agreement in exhibit 10.18 above.

10.44 *Receivables Sales Agreement dated July 23, 1998 between USC Telecom and RFC.

10.45 *Carrier Services Switchless Agreement, dated June 30, 1998 between Frontier Communications of the West, Inc. and the Company. (certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 246-2 under the Securities Exchange Act of 1934, incorporated by reference to Exhibit
       10.52 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998, filed on October 13, 1998).

10.46 *Stock Purchase Warrant dated October 1, 1997 from the Company to the Willis Group, LLC.

10.47 *Stock Purchase Warrant dated as of December 2, 1997 between the Company and Netco Acquisition, LLC.

10.48 *Stock Purchase Warrant dated March 5, 1998 from the Company to the Willis Group, LLC.

10.49  *Stock Purchase Warrant dated March 5, 1998 from the Company to Mike
       Willis.

10.50 *Stock Purchase Warrant dated March 6, 1998 from the Company to J.C. Bradford.

10.51 *Stock Purchase Warrant dated April 15, 1998 from the Company to Mezzanine Telecom, Inc.

10.52 *Stock Purchase Warrant dated April 15, 1998 from the Company to John Dalton.

10.53 *Stock Purchase Warrant dated April 15, 1998 from the Company to Zane Russell.

10.54  *Stock Purchase Warrant dated April 15, 1998 from the Company to Michael
       L. Hlinak.

10.55 *Stock Purchase Warrant dated June 27, 1998 from the Company to Pacific Global Networks, Inc.

10.56 *Stock Purchase Warrant dated June 27, 1998 from the Company to Future Telecom Networks, Inc.

10.57 *Stock Purchase Warrant dated July 23, 1998 from the Company to RFC Capital Corporation.

10.58 *Stock Purchase Warrant dated August 19, 1998 from the Company to Lance Hack.

10.59 *Stock Purchase Warrant dated September 10, 1998 from the Company to RFC Capital Corporation.

10.60 *Registration Rights Agreement dated November 12, 1996 between the Company and Creative Communications International, Inc.

27.1   *Financial Data Schedule.

INDEX TO FINANCIAL STATEMENTS
                                                                          PAGE
                                                                          ----
  Report of Independent Auditors.........................................
  Consolidated Balance Sheets as of June 30, 1997 and 1998...............
  Consolidated Statements of Operations for the years ended June 30,
   1996, 1997 and 1998...................................................
  Consolidated Statements of Shareholders' Equity (Deficit)
    for the years ended June 30, 1996, 1997 and 1998.....................
  Consolidated Statements of Cash Flows for the years ended June 30,
   1996, 1997 and 1998...................................................
  Notes to Consolidated Financial Statements.............................

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Equalnet Communications Corp.


We have audited the accompanying consolidated balance sheets of Equalnet Communications Corp., formerly EqualNet Holding Corp., and subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity(deficit), and cash flows for each of the three years in the period ended June 30, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equalnet Communications Corp. and subsidiaries at June 30, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming Equalnet Communications Corp. and subsidiaries will continue as a going concern. As more fully described in Notes 2 and 4, the Company has incurred recurring operating losses, has a working capital deficiency, debt in default and an operating subsidiary has filed for protection under Chapter 11 of the Federal Bankruptcy Court. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                    ERNST & YOUNG LLP

Houston, Texas
October  8, 1998

                         EQUALNET COMMUNICATIONS CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,       JUNE 30,
                                                                        1997           1998
                                                                    -----------    -----------
ASSETS
Current assets
Cash and equivalents                                                $   828,478    $   459,581
Accounts receivable, net of allowance for doubtful accounts of
   $1,450,954 at June 30, 1997 and $1,034,253 at June 30, 1998        9,048,961      5,839,284

Receivable from officers                                                 28,367              -
Due from agents                                                       2,907,922      1,596,590
Advance on acquisition purchase price                                         -      3,014,000
Prepaid expenses and other                                              285,516        109,684
                                                                    -----------    -----------
Total current assets                                                 13,099,244     11,019,139
                                                                    -----------    -----------
Property and equipment
Computer equipment                                                    3,435,121     17,824,993
Office furniture and fixtures                                         1,209,032      1,209,032
Leasehold improvements                                                1,174,777      1,177,592
                                                                    -----------    -----------
                                                                      5,818,930     20,211,617
Accumulated depreciation and amortization                            (3,028,768)    (4,837,626)
                                                                    -----------    -----------
                                                                      2,790,162     15,373,991
Customer acquisition costs, net of accumulated amortization of
   $13,050,667 at June 30, 1997 and $13,957,622 at June 30, 1998      1,262,939        355,984
Other assets                                                          1,027,507      1,011,333
Goodwill, net of accumulated
   amortization of $46,020 at June 30, 1997                             982,308              -
                                                                    -----------    -----------
Total assets                                                        $19,162,160    $27,760,447
                                                                    ===========    ===========

                            See accompanying notes.

                         EQUALNET COMMUNICATIONS CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,        JUNE 30,
                                                                               1997            1998
                                                                           ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Payable to providers of long distance services                             $  7,977,531    $  6,627,711
Accounts payable                                                              1,858,065       4,237,310
Accrued expenses                                                              1,398,319       3,799,315
Accrued sales taxes                                                             591,182         205,108
Brokerage commissions payable                                                   151,755          39,000
Current maturities of capital lease obligations                                  51,000               -
Notes payable to long distance provider                                       1,183,059       1,183,059
Debt in default                                                                       -       5,752,535
Debt in default to an affiliate                                                       -         400,000
Contractual obligations with regard to receivable sales agreement                     -       2,334,710
Revolving line of credit                                                      4,555,442               -
                                                                           ------------    ------------
Total current liabilities                                                    17,766,353      24,578,748
                                                                           ------------    ------------
Subordinated note payable                                                     2,864,058               -
Deferred rent                                                                   220,288         223,917
Commitments and contingencies
Shareholders' equity (deficit)
Preferred stock, $0.01 par value Authorized shares - 1,000,000 at
 June 30, 1997 and 5,000,000 at June 30, 1998
     Series A Convertible Preferred Stock (non-voting) aggregate                      -              20
      liquidation preference of $2.1 million at June 30, 1998: Issued and outstanding shares - 0 at June 30, 1997 and 2,000 at
      June 30, 1998.
    Series B Senior Convertible Preferred Stock (voting),                             -              30
     aggregate liquidation preference of $3.0 million at June 30,
     1998:  Issued and outstanding - 0 at June 30, 1997 and 3,000 at June 30, 1998.
Common stock, $.01 par value                                                     61,738         217,935
Authorized shares - 20,000,000 at June 30, 1997 and
 50,000,000 at June 30, 1998 Issued and outstanding shares -
 6,173,750 at June 30, 1997 and 21,793,517 June 30, 1998
Treasury stock at cost: 21,750 shares at June 30, 1997 and                     (104,881)       (817,153)
 400,447 at June 30, 1998
Additional paid in capital                                                   20,390,927      42,063,418
Stock warrants                                                                  368,000       1,763,240
Deferred compensation                                                          (245,829)       (115,826)
Retained deficit                                                            (22,158,494)    (40,153,882)
                                                                           ------------    ------------
Total shareholders' equity (deficit)                                         (1,688,539)      2,957,782
                                                                           ------------    ------------
Total liabilities and shareholders' equity (deficit)                       $ 19,162,160    $ 27,760,447
                                                                           ============    ============

                            See accompanying notes.

                         EQUALNET COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                YEAR ENDED JUNE 30,
                                                  ----------------------------------------------
                                                      1996             1997             1998
                                                  ------------     ------------     ------------
Sales                                             $ 78,354,858     $ 46,588,496     $ 24,876,242
Cost of sales                                       61,807,113       34,481,128       21,991,680
                                                  ------------     ------------     ------------
Gross profit                                        16,547,745       12,107,368        2,884,562

Selling, general and administrative expenses        13,719,573       12,453,814       14,139,010
Depreciation and amortization                        5,933,890        5,999,898        4,734,741
Write down of assets                                 6,882,661        4,400,000        1,134,666
                                                  ------------     ------------     ------------
Operating loss                                      (9,988,379)     (10,746,344)     (17,123,855)

Other income (expense)
Interest income                                         55,546            3,685           37,006
Interest expense                                      (679,745)      (1,022,284)      (1,145,262)
Other income (expense)                                (464,688)        (870,290)         288,723
                                                  ------------     ------------     ------------
                                                    (1,088,887)      (1,888,889)        (819,533)

Loss before federal income taxes                   (11,077,266)     (12,635,233)     (17,943,388)

Provision (benefit) for federal income taxes        (2,659,853)       2,345,311                -
                                                  ------------     ------------     ------------

Net loss                                          $ (8,417,413)    $(14,980,544)    $(17,943,388)
                                                  ============     ============     ============

Preferred stock dividends                                    -                -     $     52,000

Net loss available to common shareholders         $ (8,417,413)    $(14,980,544)    $(17,995,388)

Net loss per share - basic and diluted                  $(1.40)          $(2.46)          $(1.64)
                                                  ============     ============     ============

                            See accompanying notes.

                         EQUALNET COMMUNICATIONS CORP.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                                                     ADDITIONAL
                                                        PREFERRED      COMMON                         PAID-IN
                                                          STOCK        STOCK      TREASURY STOCK      CAPITAL         WARRANTS
                                                      -------------   --------    --------------    -----------     ------------

Balance, June 30, 1995                                $           -   $ 60,237      $       -       $20,065,199     $        -
  Forfeiture of 18,182 shares of stock granted to
    key employees                                                                     (77,229)         (122,771)
  Forfeiture of 3,568 shares of stock granted to key
    employees for tax withholdings payable                                            (27,652)
  Amortization of deferred compensation
  Net loss $(1.40 per share)
                                                      -------------   --------    -----------       -----------     ----------
Balance, June 30, 1996                                            -     60,237       (104,881)       19,942,428              -
  Common stock and warrants issued in acquisition                        1,501                          448,499        199,000
  Stock warrants issued with debt                                                                                      169,000
  Amortization of deferred compensation
  Net Loss $(2.46 per share)
                                                      -------------   --------    -----------       -----------     ----------
Balance, June 30, 1997                                            -     61,738       (104,881)       20,390,927        368,000
  Forfeiture of 5,454 shares of stock granted to
    key employees                                                                     (12,272)          (47,728)
  Proceeds-issuance common stock & warrants                             87,334                        9,042,667        270,000
  Preferred stock dividends
  Common stock shares reacquired                                                     (700,000)
  Issuance of warrants with debt                                                                                        42,740
  Conversion of convertible debt                                 30     13,733                        4,528,570
  Interest charge on convertible debt                                                                   150,000
  Exchange of warrants for common stock                                                                               (169,000)
  Issuance of stock and warrants for equipment                   20     50,040                        6,954,072        950,000
  Warrants issued under severance agreement                                                                            301,500
  Issuance of stock for note receivable                                  5,090                        1,044,910
  Amortization of deferred compensation
  Net loss $(1.64  per share)
                                                      -------------   --------    -----------       -----------     ----------
Balance, June 30, 1998                                          $50   $217,935      $(817,153)      $42,063,418     $1,763,240
                                                      =============   ========    ===========       ===========     ==========

                                                                           Retained
                                                        Deferred           Earnings
                                                      Compensation         (Deficit)             Total
                                                      ------------       ------------         ------------
Balance, June 30, 1995                                $(659,175)         $  1,239,463         $ 20,705,724
  Forfeiture of 18,182 shares of stock granted to
    key employees                                       200,000                                          -
  Forfeiture of 3,568 shares of stock granted to key
    employees for tax withholdings payable                                                         (27,652)
  Amortization of deferred compensation                 123,339                                    123,339
  Net loss $(1.40 per share)                                               (8,417,413)          (8,417,413)
                                                      ---------          ------------         ------------
Balance, June 30, 1996                                 (335,836)           (7,177,950)          12,383,998
  Common stock and warrants issued in acquisition                                                  649,000
  Stock warrants issued with debt                                                                  169,000
  Amortization of deferred compensation                  90,007                                     90,007
  Net Loss $(2.46 per share)                                              (14,980,544)         (14,980,544)
                                                      ---------          ------------         ------------
Balance, June 30, 1997                                 (245,829)          (22,158,494)          (1,688,539)
  Forfeiture of 5,454 shares of stock granted to
    key employees                                        60,000                                          -
  Proceeds-issuance common stock & warrants                                                      9,400,000
  Preferred stock dividends                                                   (52,000)             (52,000)
  Common stock shares reacquired                                                                  (700,000)
  Issuance of warrants with debt                                                                    42,740
  Conversion of convertible debt                                                                 4,542,334
  Interest charge on convertible debt                                                              150,000
  Exchange of warrants for common stock                                                           (169,000)
  Issuance of stock and warrants for equipment                                                   7,954,132
  Warrants issued under severance agreement                                                        301,500
  Issuance of stock for note receivable                                                          1,050,000
  Amortization of deferred compensation                  70,003                                     70,003
  Net loss $(1.64  per share)                                             (17,943,388)         (17,943,388)
                                                      ---------          ------------         ------------
Balance, June 30, 1998                                $(115,826)         $(40,153,882)        $  2,957,782
                                                      =========          ============         ============

                            See accompanying notes.

                         EQUALNET COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED JUNE 30,
                                                               -------------------------------------------------
                                                                    1996              1997              1998
                                                               -------------     -------------     -------------
OPERATING ACTIVITIES
Net loss                                                       $ (8,417,413)     $(14,980,544)     $(17,943,388)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
  Depreciation and amortization                                   5,933,890         5,999,898         4,734,741
  Provision for bad debt                                          3,820,701         1,726,929         1,660,594
  Provision for due from agents                                   1,000,000                 -                 -
  Provision (benefit) for deferred income taxes                  (3,486,686)        2,228,077                 -
  Loss on sale of assets                                              1,508               341                 -
  Imputed interest on note payable                                        -            33,058                 -
  Compensation expense recognized for common stock issue            123,339            90,007            70,003
  Interest charge on convertible debt issued at discount                  -                 -           150,000
  Warrants issued under severance agreements                              -                 -           301,500
  Write down of long term assets                                  6,882,661         4,400,000         1,134,666
  Credit from carrier                                                     -        (1,200,000)                -
  Change in operating assets and liabilities:
    Accounts receivable                                           2,068,102         3,596,968         1,549,082
    Due from agents                                              (3,104,424)       (1,765,853)          922,042
    Prepaid expenses and other                                     (519,802)        1,467,672          (251,905)
    Other assets                                                   (562,786)         (479,207)         (654,609)
    Accounts payable and accrued liabilities                     (4,911,888)        2,856,222         3,457,235
                                                               -------------     -------------     -------------
Net cash provided by (used in) operating activities              (1,172,798)        3,973,568        (4,870,039)

INVESTING ACTIVITIES
Purchase of property and equipment                               (4,404,531)         (272,010)       (6,834,245)
Proceeds from sale of equipment                                       1,010             4,331                 -
Advance on acquisition purchase price                                     -                 -        (3,014,000)
Deferred acquisition costs                                                -                 -          (281,417)
Purchase of customer accounts                                    (8,468,472)          (76,457)                -
                                                               -------------     -------------     -------------
Net cash used in investing activities                           (12,871,993)         (344,136)      (10,129,662)

FINANCING ACTIVITIES
Proceeds from long-term debt                                              -         3,000,000         7,800,000
Repayments on long-term debt                                              -                 -          (297,465)
Net proceeds from (repayments on) revolving line of credit        9,601,605        (6,098,803)       (4,555,441)
Net proceeds from receivable sales agreement                              -                 -         2,334,710
Proceeds from sale leaseback transaction                          1,434,144                 -                 -
Repayments on capital lease obligations                            (108,000)          (84,000)          (51,000)
Proceeds from issuance of stock                                           -                 -         9,400,000
Acquisition of treasury stock                                       (27,652)                -                 -
                                                               -------------     -------------     -------------
Net cash provided by (used in) financing activities              10,900,097        (3,182,803)       14,630,804
                                                               -------------     -------------     -------------
Net increase (decrease) in cash and equivalents                  (3,144,694)          446,629          (368,897)
Cash and equivalents, beginning of year                           3,526,543           381,849           828,478
                                                               -------------     -------------     -------------
Cash and equivalents, end of year                               $   381,849      $    828,478      $    459,581
                                                               =============     =============     =============

                            See accompanying notes.

                         EQUALNET COMMUNICATIONS CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     Equal Net Communications, Inc. was incorporated in Texas on July 18, 1990. On November 28, 1994, Equal Net Communications, Inc. changed its name to EqualNet Corporation. Prior to its initial public offering of common stock in 1994, EqualNet formed EqualNet Holding Corp. (the Company) as a newly organized holding company. Subsequent to the reorganization, EqualNet Corporation ("EqualNet") became a wholly owned subsidiary of the Company. On June 30, 1998, the Company changed its name from EqualNet Holding Corp. to Equalnet Communications Corp.

     The Company is a national long-distance telephone company comprised of two operating subsidiaries, EqualNet and Netco Acquisition Corp., ("Netco"). On March 6, 1998 the Company purchased, through Netco, nine switches and became a
switch-based reseller with leased line facilities.   EqualNet utilizes AT&T
Corp. ("AT&T") and Sprint Communications Company, L.P. ("Sprint"), through its arrangement with The Furst Group, Inc. ("Furst") a privately-held reseller of long-distance and telecommunications services, and Frontier Communications and MCI WorldCom, to provide transmission of its customers' traffic.

     Customers placed by one independent marketing agent accounted for approximately 28%, 23% and 19% of sales in 1996, 1997 and 1998, respectively.

     On July 23, 1998, the Company acquired certain assets and customer bases from SA Telecommunications, Inc. ("SA Telecom") and formed a third operating company, USC Telecom, Inc. ("USC Telecom"), to absorb the purchased assets. (See also Note 19.)

     On September 10, 1998, EqualNet, one of the Company's wholly owned subsidiaries, and Wholesale Services, Inc. ("Wholesale"), a non-operating wholly owned subsidiary of EqualNet, filed for protection under Chapter 11 of the Bankruptcy Code. On October 2, 1998 Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation (See also Note 2.)

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Equalnet Communications Corp. and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

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

CUSTOMER ACQUISITION COSTS

     Customer acquisition costs represent the direct costs of an acquired billing base of customer accounts and orders bought on an individual basis from certain agents or telemarketers. These costs are amortized by applying the Company's attrition rate associated with the acquired customers each month against the unamortized balance of the previous month (declining balance method) over a five-year period, switching to the straight-line method when the straight-line method results in greater amortization. During fiscal year 1996, the attrition rate used to amortize customer acquisition costs was 3.0% through March 31, 1996 and 5.0% thereafter. The attrition rate used during fiscal years 1997 and 1998 was 9.0%. The attrition rate used by the Company in amortizing customer acquisition costs is an estimate of the attrition rate of the acquired customer bases, and actual attrition may differ from the estimates used. The Company evaluates the attrition rate of the acquired customer base each quarter and adjusts the attrition rate as necessary. The Company periodically evaluates the unamortized balance of customer acquisition costs to determine whether there has been any impairment by comparing the undiscounted future cash flows of the acquired customer base to the net book value of the associated customer base. If it appears that an impairment has been incurred, management will write the unamortized balance down to its fair value.

     During the years ended June 30, 1996 and 1997, the Company wrote off $4.6 million and $4.4 million of customer acquisition costs as a result of higher than expected attrition associated with those accounts.

PREPAID COMMISSIONS

     During the year ended June 30, 1996, the Company modified the agreement with one of its principal agents to reduce the commission rate the Company pays to the agent on existing customers in exchange for $1.2 million from the Company. The Company paid $710,000 in cash, with the remainder from the transaction being utilized to offset advances due from the agent to the Company. The prepaid commissions are amortized by applying the Company's attrition rate associated with the underlying customers each month against the unamortized balance of the previous month (declining balance method) over a two year period, switching to the straight-line method when the straight-line method results in greater amortization. Prepaid commissions were fully amortized as of June 30, 1998.

CASH AND CASH EQUIVALENTS

     Highly liquid investments with a maturity of three months or less are considered cash equivalents.

GOODWILL

     Goodwill represents the excess cost over the net assets of an acquired business and is being amortized on a straight line basis over 10 years. During the fourth quarter of fiscal year 1998, the Company wrote-off the remaining goodwill associated with the prior acquisition of Creative Communications International, Inc. (See also Note 12.)

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

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company continuously evaluates the credit worthiness of its customers' financial conditions and generally does not require collateral. The Company's allowance for doubtful accounts is based on current market conditions and management's expectations. Write-offs of accounts receivable, net of recoveries, were $2.46 million, $5.57 million and $1.97 million for the years 1996, 1997, and 1998, respectively.

EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128 ("Statement 128"), "Earnings Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

TREASURY STOCK

     Treasury stock is accounted for using the cost method. During fiscal years 1996 and 1998, 18,182 shares and 5,454 shares of Common Stock, respectively, which had been granted to employees upon future service was forfeited (See
Note 16). As a result, $77,229 and $60,000 in deferred compensation was recorded in fiscal years 1996 and 1998, respectively, as the cost of these treasury shares. The cost of the treasury shares was determined by the closing price per share of common stock on the date of forfeiture which ranged from $3.84 to $5.88 and was $2.25 per share for fiscal years 1996 and 1998, respectively. In addition, upon the vesting of stock grants by certain employees, the employees elected to reduce the number of shares received to satisfy federal income tax withholding liabilities to be paid by the Company on the employee's behalf. In fiscal year 1996, the Company received 3,568 treasury shares required to satisfy the liability based on the market value of the exchanged shares on the date of the exchange, resulting in a total increase in treasury stock of $27,652. Additionally, during fiscal year 1998, the Company received 373,244 treasury shares upon default of a note receivable from a shareholder to satisfy the outstanding principal, resulting in an increase in treasury stock of $700,000.

ACCOUNTING FOR EMPLOYEE STOCK BASED COMPENSATION

     The Company accounts for employee stock based compensation in accordance with APB Opinion 25 and expects to continue doing so.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, and Statement No. 132, Employers' Disclosures About Pensions and Other Post-Retirement Benefits. These statements, which are effective for periods beginning after December 15, 1997, expand and modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations, or cash flows.

ACCOUNTING CHANGES

     In March 1995, the FASB issued Statement No. 121, Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement
No. 121 in the first quarter of fiscal 1998. Prior to the adoption of Statement 121, the Company determined any impairment write-downs of long-lived assets in a manner generally consistent with Statement No. 121. At the date of adoption, there was no impact to the financial statements. The Company reviews its long-lived assets for impairment on a quarterly basis.

     The FASB issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The Company adopted the new rules beginning in the first quarter of fiscal 1998. The application of the new rules did not have a material impact on the financial statements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of accounts receivable, accounts payable and other payables approximate fair values due to the short term maturities of these instruments. The carrying value of the Company's notes payable to a long distance carrier revolving line of credit, and contractual obligations with regard to its receivable sales agreement approximate fair value because the rate on such debt is variable, based on the current market.

RECLASSIFICATION

     Certain balances from the years ending June 30, 1996 and 1997 have been reclassified to be consistent with June 30, 1998 classifications.

2. CHAPTER 7 AND 11 FILING

     EqualNet, one of the Company's operating subsidiaries, and Wholesale, a wholly owned non-operating subsidiary of EqualNet filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") on September 10, 1998 (the "Petition Date") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"), Houston, Texas. The cases are not being jointly administered at this time pending in such Bankruptcy Court as Cases No. 98-39561-H5-11 and 98-39560-H4-11. On October 2, 1998 Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, EqualNet as debtor-in-possession, will continue to manage and operate EqualNet's assets and business pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. The Company is currently developing the reorganization plan and intends to submit the reorganization plan for confirmation prior to the due date.

     At this time, it is not possible to predict the outcome of EqualNet's Chapter 11 case or the effect on EqualNet's business. Although management intends that EqualNet will emerge from bankruptcy in a prompt and expeditious manner during the third or fourth quarter of fiscal year 1999, there can be no assurance that a reorganization will be consummated.

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing by EqualNet, as well as related circumstances and the losses from operations, continue to raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization for EqualNet, future operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. The consolidated financial statements included herein do not include any adjustments relating to the commencement of EqualNet's bankruptcy case or to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.


3. DIP FINANCING AND EXIT FACILITY

     Prior to filing for bankruptcy protection, EqualNet and Receivables Funding Corporation ("RFC") entered into an agreement whereby RFC agreed to amend certain financing agreements with EqualNet to eliminate EqualNet's bankruptcy filing as an event of default and, subject to bankruptcy court approval, to continue to finance EqualNet's receivables under a debtor in possession ("DIP") facility. On September 16, 1998, the bankruptcy court approved, on an interim basis, the DIP financing which allowed EqualNet to continue to obtain funds from RFC in the same manner as it did prior to the bankruptcy filing. The financing cost of the DIP financing is prime rate plus seven percent (7%). A final hearing to approve the DIP financing for the term of the bankruptcy proceeding is scheduled for October 15, 1998.

     EqualNet may be required to seek additional financing to obtain the approval of creditors of its plan of reorganization. The Company does not have the capital to provide the exit facility and does not currently have any commitments from outside sources. The Company does intend to raise the needed capital from outside investors and provide EqualNet with the exit facility. By providing the exit facility, the Company intends to own EqualNet after the bankruptcy proceedings.


4. LIQUIDITY AND WORKING CAPITAL DEFICIT

     For the years ended June 30, 1996, 1997 and 1998 the Company reported pre-tax losses of $11.0 million, $12.6 million and $17.8 million, respectively. Revenues declined from $46.6 million in fiscal year 1997 to $24.9 million in fiscal year 1998. This decline is attributable to several internal and external factors. Continuing provisioning challenges led to delayed billing and higher customer attrition. Provisioning - the time it takes EqualNet's primary underlying long-distance carrier to activate new customers - had risen sharply in 1997, from approximately 20 days to approximately 45 days. In addition, EqualNet converted to a new customer management, billing and rating system
- AMS, purchased from Platinum Communications in March 1998. All of these factors adversely affected revenues and funding. As of September 25, 1998, EqualNet is making plans to convert to CostGuard ENTERPRISE, a system being purchased from Info Directions, Inc., "IDI" and expects a dramatic improvement in rating speed and billing accuracy. In fiscal year 1998, EqualNet recorded write offs of $270,000 and $417,000 for NetBase and AMS, respectively. The new system, CostGuard, will cost $272,000 initially, then $68,000 per year in subsequent years (for ongoing support and software upgrades).

     Under the SA Telecom purchase and management agreements (see Note 18), cash advances of $1.5 million were paid to SA Telecom during fiscal year 1998 to support their operations during the acquisition transition period. However, an additional $1.51 million was advanced to SA Telecom because of EqualNet's billing system problems. Specifically, EqualNet converted SA Telecom's customer base to AMS. The AMS conversion problems (delays and errors) adversely affected SA Telecom's ability to get funding. The inability of EqualNet to successfully transfer the acquired SA Telecom customer base to AMS resulted in a greater than expected migration of the base to other long-distance providers.

     Liquidity was strained upon EqualNet's transition during fiscal year 1998 from a switchless reseller to a switch-based carrier. The Company's lack of capital resources also affected marketing efforts, which decreased considerably from prior years. Until late in the fiscal year, EqualNet's overhead continued to be more appropriate for a substantially larger company.

     On December 2, 1997, the Company entered into several related agreements, (as amended, the "Agreements") involving the Willis Group, LLC, a privately held investment partnership, and other third parties. Collectively, these Agreements provided for a recapitalization of the Company and for the Company to acquire certain telecommunications network assets and switches.

     The strategy was to create a platform (network of nine switches) to support acquisitions of customer bases. However, the Company quickly realized it lacked the capital resources to support the ongoing costs of the network while waiting for call volume to increase through acquisitions of customer bases. During the fourth quarter of fiscal year 1998, losses from the network was approximately $2.0 million. See Note 7 for additional information regarding the utilization of the network of nine Switches.

     During fiscal year 1997, the Company's borrowing capacity under its credit facility continued to decline as a result of operating losses, and a decline in the revenue base. On June 18, 1997 the Company entered into a new receivables
sale agreement with Receivables Funding Corporation ("RFC").   The agreement
funded on July 7, 1997 and has been the Company's primary operating liquidity source throughout fiscal year 1998. The agreement provides for accounts receivable purchase commitments of up to $8.0 million, and up to $10.0 million after the amendment dated July 19, 1998, for the purchase of EqualNet's receivables from customers that meet specified eligibility requirements. Funding is based on a percentage of EqualNet's outstanding receivables and allows for RFC to cease funding new receivables without prior written consent at RFC's
option.   The funding percentage varies by billing cycle (AT&T, Sprint, LEC, etc.) and according to the collections history. The funding percentage declined late in the fiscal year because of the billing delays and errors. The program fee applied to the outstanding balance of net purchased receivables was prime plus 4.5% (13.0% at June 30, 1998), but changed to 7.0% plus prime on September 17, 1998 (after Chapter 11 filing). As of June 30, 1998, the amount owed to RFC under this agreement was $2.5 million with a credit reserve of $144,000. This RFC agreement was extended via an amendment dated July 19, 1998.

     The Company continues to incur operating deficits and is exploring ways to increase revenue and reduce operating costs. To operate profitably, the Company must reduce its variable long-distance carrier costs, right-size and make efficient its back office and administrative operations and increase revenues by implementing new sales and marketing plans. There can be no assurance the Company will have the capital resources necessary to implement these measures and return to profitability. It is highly likely the Company will need additional capital to continue in business during its restructuring phase.


5.  THE WILLIS GROUP LLC AND OTHER INVESTOR TRANSACTIONS

THE WILLIS GROUP LLC TRANSACTIONS

     On October 1, 1997, the Company issued to the Willis Group, LLC ("Willis Group") a $1.0 million Convertible Secured Note, bearing interest at the rate of 12% per year and maturing April 1, 1998 (the "Note"), and a warrant for the purchase of up to 0.2 million shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the "October Warrant"). The October Warrant was exercisable for five years. The outstanding balance of the Note was convertible into a number of shares of Common Stock determined by dividing the outstanding balance by the lesser of $1.00 or 85% of the market price of the Common Stock. As of the date of issuance of the convertible debt the Company recorded an interest charge of $0.15 million to record the impact of the debt being convertible at a discount to market. On March 5, 1998, the Note and accrued interest were exchanged for 1.05 million shares of Common Stock.

     On December 2, 1997, the Company entered into several related agreements, (as amended, the "Agreements") involving the Willis Group and other third parties. Collectively, these Agreements provided for a recapitalization of the Company and for the Company to acquire certain telecommunications network assets and switches (collectively the "Transactions".)

     On March 6, 1998 as a result of various transactions the Willis Group gained control of the Board of Directors of the Company, having nominated for shareholder approval four of the seven members of the Board of Directors.

     Under the terms of the Agreements, the Company acquired nine telecommunications switches (the "Switches") from the Willis Group for $7.6 million, consisting of $5.85 million in cash, 1.4 million shares of Common Stock, and warrants to purchase up to 0.4 million shares of Common Stock at an exercise price of $1.00. The Company secured financing of $6.05 million for the cash portion of the consideration through an unaffiliated third party lender, whose loan is secured by the Switches, bears interest at a rate per year of 6.42% above an index rate based on U.S. Treasury Notes (12.1% as of June 30, 1998) and is payable in 36 consecutive monthly payments. An affiliate of the Company was granted a warrant for the purchase of up to 0.5 million shares of Common Stock at an exercise price of $1.00 per share for guaranteeing this financing.

     Under the terms of the Agreements, the Company acquired Netco Acquisition Corp. ("Netco"), a Delaware corporation controlled by the Willis Group, which held certain intangible rights and assets previously acquired by the Willis Group and formerly held by Total National Telecommunications. These assets consisted of intangible rights to use certain software and codes necessary to operate the Switches. The Company acquired Netco for $5.6 million, including
2.08 million shares of Common Stock, 1.5 million shares of Common Stock (equal to the working capital loans made by the members of Netco Acquisition LLC or their affiliates to Netco prior to the closing divided by $1.00), and 2,000 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred".) The Series A Preferred is non-voting and has a stated value of $1,000 per share and is entitled to receive dividends at the rate of $80.00 per year, payable quarterly. Holders of Series A Preferred have the right to convert their shares into Common Stock initially at the rate of 1,000 shares of Common Stock per share of Series A Preferred (or the stated value divided by $1.00), or an aggregate of 2.0 million shares of Common Stock, subject to adjustment pursuant to certain anti-dilution provisions. The Series A Preferred has liquidation preference over the Company's Common Stock equal to the summation of $1,000 per share plus accrued and unpaid dividends and interest. Dividends are payable at the determination of the Board of Directors. Dividends when not paid are cumulative and bear interest at a rate of 12.0%. Cumulative dividends in arrears at June 30, 1998 are approximately $52,000 or $25.78 per Series A Preferred share. Under the instrument defining the rights of the holders of the Series A Preferred, the Company is prohibited from declaring or paying dividends on the Common Stock unless all accrued dividends on the Series A Preferred have been paid.

     Under the terms of the Agreements, the Company also issued and sold to the Willis Group 4.0 million shares of Common Stock at a price of $1.00 per share in cash.

OTHER INVESTOR TRANSACTIONS

     On July 1, 1997, the Company issued to Lexus Commercial Enterprises, Ltd., an accredited investor, 0.51 million shares of Common Stock of the Company in exchange for a $1.0 million secured promissory note, secured by a pledge of the purchased shares, which bore interest at a rate of 8.0% per annum. Upon default of the secured promissory note due to missed payments, the Company reacquired, on October 21, 1997, the remaining 0.37 million shares of the 0.51 million shares that were purchased.

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

     On April 24, 1998, the Company entered into an agreement with an individual investor to issue 3.4 million shares of par $.01 per share Common Stock of the Company which constitute approximately 15.9% of the outstanding Common Stock and warrants for the purchase of 0.17 million shares of Common Stock in exchange for $3.4 million. The Willis Group was granted a 1.0% facilitation fee for this transaction totaling $0.03 million.

6. BILLING SYSTEMS

     EqualNet converted from NetBase to a new customer management, billing and rating system, AMS in March 1998. As of October 2, 1998, EqualNet is making plans to convert to CostGuard ENTERPRISE, a more powerful cost rating, billing and customer care system. This system is expected to dramatically improve rating speed and billing accuracy. Also, EqualNet expects to be able to easily extract meaningful data and management reports from CostGuard. The system design is flexible enough to respond to rapid changes in the telecommunications marketplace. In fiscal year 1998, EqualNet recorded a write-off of approximately $270,000 for NetBase and estimated the useful life of AMS to be approximately one year until the CostGuard system can be implemented. The new system, CostGuard, will cost $272,000 initially, then $68,000 per year in subsequent years (for ongoing support and software upgrades).


7.  FIXED ASSETS

     During fiscal year 1998, the Company acquired nine telecommunications switches (the "Switches") from the Willis Group for $7.6 million of aggregate consideration. In a related transaction, the Company acquired Netco, a corporation controlled by the Willis Group, which held certain intangible rights related to the operation of the Switches and assets previously acquired by the Willis Group. The Company acquired Netco for $5.6 million in aggregate consideration. As a result of these two transactions, the Company recorded $13.2 million as its cost basis of the Switches and related network. The Company incurred additional direct cost to purchase, install and implement the Switches and related network of approximately $1 million which have been capitalized as cost of the Switches and related network.

     Netco, the owner of the Switches, subsequently entered into an agreement with EqualNet whereby EqualNet assumed the operating responsibilities of the Switches. EqualNet incurred substantial costs in the fourth quarter of fiscal 1998 in extending the network's access to most of the large metropolitan areas in the United States in anticipation of a national marketing effort. This marketing effort did not produce a significant number of sales due to EqualNet's internal provisioning problems and the lack of sufficient capital. Utilization of the Switches and national network without sufficient traffic to support the fixed costs created negative operating margins and created an event that indicated the $14.2 million asset might be impaired.

     EqualNet is currently in the process of turning off the Switches and network in an effort to reduce significant fixed charges and to reconfigure the Switches which will be used to provide services to areas of geographic concentration of customers in Texas and southern California. With respect to the other Switches, the Company is evaluating alternative uses which may include leasing or partitioning the Switches.

     At the end of fiscal year 1998, the Company has classified the Switches and network as operating assets and has supported the carrying value of the assets through a projected undiscounted cash flow analysis of the traffic to be placed on the network after the reconfiguration discussed above. The traffic to be placed on the network relates primarily to the customer base acquired from SA Telecom in July 1998 (see Note 18). Additionally, as part of the plan of reorganization and plan to return the Company to profitability, the Company will continue to evaluate the best economic use of the Switches and related network. As a part of this continued evaluation, the Company may elect to sell all or a portion of the Switches and related network. The Company has recently received unsolicited offers to purchase all or portions of the Switches and related network which range from fully recovering the carrying cost of the assets to a potential loss. Management believes that the carrying value of the assets will be realized through the operations of the assets or a combination of operating the assets and potential sale of the assets. However, it is reasonably possible that the undiscounted cash flows may change in the near future resulting in the need to write-down those assets to fair value.

8.  DEBT

     Effective February 3, 1997, the Company executed an agreement with The Furst Group, ("Furst"), a New Jersey corporation, pursuant to which Furst loaned the Company $3.0 million at an annual interest rate of 10%, maturing
December 31, 1998. In addition, the Company issued stock purchase warrants to Furst, exercisable for an aggregate of 1,500,000 shares of Common Stock at a purchase price of $2.00 per share, subject to adjustment in certain events (including (i) changes in the capitalization of the Company, (ii) the cessation of Mr. Zane Russell and Mr. Michael L. Hlinak to serve as Executive Officers of the Company and (iii) the failure of the Company to satisfy the quantitative continued listing requirements of the Nasdaq National Market ("Nasdaq") or suspension or delisting of the Company from trading on that market). The warrants expire on December 31, 1999. On March 6, 1998, the Company entered into an exchange agreement ("Exchange Agreement") with Furst, an accredited investor, pursuant to which Furst exchanged the $3.0 million subordinated note and warrants for 3,000 shares of Series B Senior Convertible Preferred Stock ("Series B Preferred") along with 0.3 million shares of the Company's Common Stock to satisfy the accrued interest due on the notes. Each share of the Series B Preferred has a stated value of $1,000 and is entitled to share with the Common Stock in any dividends declared based upon the number of shares of Common Stock the Series B is convertible into at the time such dividend is declared. The Series B Preferred has a $1,000 per share liquidation preference over the Series A Preferred and the Common Stock. Each share of Series B Preferred also entitles the holder thereof to one vote, voting as a single class with the Common Stock, on matters submitted to the shareholders of the Company.

     In March 1998, Netco secured financing of $6.05 million for the cash portion of the consideration to purchase nine telecommunications switches from the Willis Group through an unaffiliated third party lender, which loan is secured by the Switches, bears interest at a rate per year of 6.42% above an index rate based on U.S. Treasury Notes (12.1% as of June 30, 1998) and is payable in 36 consecutive monthly payments. In addition, an affiliate of the Company was granted 0.5 million warrants for guaranteeing this financing. Netco defaulted on this loan subsequent to year-end due to failure to make the monthly payments beginning with the July 1998 payment. The principal amount outstanding as of June 30, 1998 of approximately $5.75 million is classified as Debt in Default and considered to be a current liability.

     During the quarter ended March 31, 1998, the Company obtained a cash flow bridge loan of $0.4 million from Netco Acquisition, LLC, an entity owned 50% by the Willis Group. This note was payable on March 31, 1998 and had an interest rate of 10% which escalates to 18% after an event of default occurs. This note is secured by the web page customers. As of June 30, 1998, the Company was in default on this note as no principal or interest payments have been made.

     At June 30, 1997, EqualNet had a $7.5 million revolving line of credit with a bank which expired July 1, 1997. Interest on the outstanding balance was prime plus 6% (14.5% at June 30, 1997). The maximum borrowings under the revolving line of credit were subject to borrowing base limitations as defined in the agreement. EqualNet replaced the revolving line of credit under which borrowings at June 30, 1997 were outstanding with a new arrangement with Receivables Funding Corp. ("RFC") effective June 18, 1997 and which funded July 7, 1997. The agreement with RFC is essentially a receivable purchase arrangement which bases borrowing capacity on a percentage of EqualNet's outstanding receivables up to a maximum allowable amount of $8.0 million and increased to $10.0 million in July 1998 and allows for the lender to cease funding of new receivables without prior written notice at the lenders option. The program fee applied to the outstanding balance of net purchased receivables was prime plus 4.5% per annum (13% at June 30, 1998), but changed to prime plus 7% on September 17, 1998 (after Chapter 11 filing). As of June 30, 1998, the amount owed to RFC under this agreement is $2.5 million with a credit reserve of $144,000. This RFC agreement was extended on July 19, 1998 and subsequently amended on a temporary basis on September 17, 1998. A hearing is scheduled in Bankruptcy Court on October 15, 1998, to determine if the RFC facility will remain in place during EqualNet's bankruptcy.

   At June 30, 1997, EqualNet had two notes payable with a long-distance carrier for past long distance services provided by the carrier which were converted from trade payables. The notes with original principal of $1,066,603 and $649,987 and which bear interest at 17% and 12% matured on February 5, 1998 and August 15, 1997, respectively, and were payable in equal monthly installments prior to maturity. As of June 30, 1998, EqualNet had made no principal payments on these notes payable and was in default with these notes. In July and August 1998, EqualNet was in discussions with the carrier regarding the total amount owed to the carrier (including more recent past due amounts), but on September 10, 1998 filed for Chapter 11 protection under the Bankruptcy Code.

   On October 1, 1997, the Company issued to the Willis Group a $1.0 million Convertible Secured Note, bearing interest at the rate of 12% per year and maturing April 1, 1998 (the "Note"), and a warrant for the purchase of up to 0.2 million shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the "October Warrant"). The October Warrant is exercisable for five years. The outstanding balance of the Note was convertible into a number of shares of Common Stock determined by dividing the outstanding balance by the lesser of $1.00 or 85% of the market price of the Common Stock. As of the date of issuance of the convertible debt the Company recorded an interest charge of $0.15 million to record the impact of the debt being convertible at a discount to market. On March 5, 1998, the Note and accrued interest were exchanged for
1.05 million shares of Common Stock.


   Interest paid by the Company during the years ended June 30, 1996, 1997 and 1998, totaled $573,721, $946,665 and $842,826, respectively. In fiscal 1998, the Company exchanged two notes payable and associated interest due for Series B Preferred and Common Stock of the Company. The interest due on these notes that was exchanged was $344,500.


9.    FEDERAL INCOME TAXES

The following disclosures relate to balances and activity for the fiscal years ending June 30, 1997 and 1998.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                     June 30,       June 30,
                                                       1997         1998
                                                   -----------    ------------
Deferred tax liabilities:
   Cash to accrual differences                     $  (196,250)   $          -
   Other, net                                          (62,256)        (75,075)
                                                   -----------    ------------
Total deferred tax liabilities                        (258,506)        (75,075)
Deferred tax assets:
   Amortization of deferred acquisition costs        4,769,258       4,567,944
   Write-off of goodwill                                     -         335,818
   Bad debt allowance                                  562,970         401,290
   Accrued liabilities                                 390,534         265,169
   Net operating loss carryforward                   2,922,038       9,735,300
   Other                                               258,641         364,693
                                                   -----------    ------------
Total deferred tax assets                            8,903,441      15,670,214
Valuation allowance                                 (8,644,935)    (15,595,139)
                                                   -----------    ------------
Net deferred tax assets                            $         0    $          0
                                                   ===========    ============

   The Company recorded a valuation allowance amounting to the entire net deferred tax asset balance at June 30, 1997 and June 30, 1998 due to the Company's operating losses which give rise to uncertainty as to whether the deferred tax asset is realizable.

   The Company has a net operating loss carryforward totaling $25,090,979 million which are available to offset future taxable income which expire in 2012 through 2013. The Company experienced a change in control in March 1998 which restricted the Company's ability to utilize approximately $15.0 million of the net operating loss carry forwards.

   The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended June 30, 1997 and 1998 are as follows:

                                                      1997           1998
                                                  ------------   ------------

Income tax benefit computed at
                the federal statutory rate        $(4,295,979)   $(6,100,752)
State income tax benefit                             (518,532)      (861,283)
Valuation allowances                                7,097,236      6,950,202
Other                                                  62,586         11,833
                                                  -----------    -----------
Provision (benefit) for federal income taxes      $ 2,345,311    $         -
                                                  ===========    ===========

   The provision (benefit) for income taxes for the years ended June 30, 1996 and 1997 consisted of the following. For fiscal year 1998, the Company recorded no benefit for income taxes due to the valuation allowance.

                                                      1996          1997
                                                  ------------   ----------
Current
 Federal                                          $  (476,612)   $   29,275
 State                                                    850        87,959
                                                  -----------    ----------
                                                     (475,762)      117,234
Deferred:
 Federal                                           (1,914,217)    1,952,439
 State                                               (269,874)      275,638
                                                  -----------    ----------
                                                   (2,184,091)    2,228,077
                                                  -----------   -----------
Provision (benefit) for federal income taxes      $(2,659,853)   $2,345,311
                                                  ===========    ==========

   Taxes paid during the fiscal years ended June 30, 1996 and 1997 totaled $1,355,296 and $87,959, respectively. No income tax payments were made during fiscal year ended 1998.


10.    COMMITMENTS AND CONTINGENCIES

COMMITMENTS WITH PROVIDERS

   At June 30, 1998 EqualNet had an agreement with AT&T which expires in April 2000. At expiration or any time prior, EqualNet can negotiate with AT&T for the renewal of all material aspects of the present agreement with AT&T. In the event that this is not possible, EqualNet may be able to negotiate equally beneficial terms with other major telecommunications companies. Should neither of these alternatives be possible, there could be materially adverse implications for EqualNet's financial position and operations.

   The agreement covers the pricing of the services and establishes minimum semi-annual revenue commitments ("MSARCs") which must be met to receive the contractual price and to avoid shortfall penalties. The commitment with AT&T is segregated into components differentiated by the type of traffic. At June 30, 1998, EqualNet had not yet reached the completion of the term of the third MSARC; however, EqualNet was approximately $3.7 million below the cumulative pro rata monthly commitment. Should EqualNet continue at similar revenue levels, it would be in an estimated shortfall position of approximately $11.6 million at the end of the third MSARC period in October 1998. Historically, EqualNet has been able to negotiate a settlement with the carrier which has resulted in no penalty being incurred by EqualNet and no amount has been accrued in the financial statements. No assurances can be made that EqualNet will be able to reach similar favorable settlements with the carrier should it continue to fail to meet its commitment.

   Total future minimum usage commitments to AT&T as of June 30, 1998 are as follows:

           Year ending June 30,
           --------------------
           1999                     $29,000,000
           2000                      16,000,000
                                     ----------
                                    $45,000,000
                                    ===========

   If the contract with AT&T is terminated prior to the expiration of the full term, either by EqualNet or by AT&T for non-payment, EqualNet will be liable for the total amount of the unsatisfied MSARC for the period in which the discontinuance occurs and for 50% of the MSARCs for each semi-annual period remaining in the contract tariff term, which amounts to an estimate of $29.1 million.

   As a result of its bankruptcy filing, EqualNet has the opportunity to reject its contract with AT&T. This is not feasible without first entering into a contract with another carrier who is capable of servicing EqualNet's customer base. EqualNet plans to enter into a wholesale carrier agreement with an unrelated switchless reseller which currently services its long-distance customers on the AT&T network. Under this plan, EqualNet's AT&T customers would be moved from its AT&T contract to a contract with its new provider but would continue to utilize the AT&T network. EqualNet would no longer be a direct customer of AT&T and AT&T would not continue to be subject to any additional credit risk with EqualNet but would continue to generate revenues from the EqualNet customers through its contract with EqualNet's new service provider. EqualNet would be required to pay its carrier cost in advance under the new agreement. EqualNet has had numerous discussions with AT&T and the prospective wholesale service provider but no agreements have been formalized to date.

   If EqualNet is able to enter into this new wholesale carrier agreement, it may reject its contract with AT&T. Any liabilities for MSARC relating to periods after the rejection date would likely be treated in the bankruptcy as pre-petition unsecured indebtedness. Due to the amount of EqualNet's secured indebtedness (approximately $16.0 million), it is unlikely AT&T would realize significant benefits even if it does assert its claim for additional MSARC payments.

   In the event EqualNet is not able to enter into an agreement with another carrier, it must provide AT&T with adequate assurance of future performance in order to continue to utilize the AT&T network. AT&T has asserted that it needs a $2.0 million deposit from EqualNet for adequate assurance. It is unlikely EqualNet and AT&T will enter into an out of court agreement on adequate assurance. If AT&T prevails in court and EqualNet is required to make a $2.0 million deposit, it will likely lose its AT&T customer base because it does not have the resources to make said deposit.

REGULATORY APPROVAL

   EqualNet's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including consumer protection statutes enforced by the Attorney General of each state. During 1995, 1996 and 1997 the Attorneys General of eleven states alleged violations of various consumer protection statutes against EqualNet. Each of these matters alleged that the state received an excessive number of customer complaints that long-distance service was switched to the Company without the customer's knowledge or informed consent, with sanctions being sought under the deceptive trade practices or consumer protection statutes of these states. The Company reached a settlement agreement on December 22, 1997. The result of the settlement was that the Company agreed to pay a total of $225,000 to the Attorneys General of the eleven states involved by February 28, 1998. The payments were reimbursement for investigative costs and attorney's fees incurred by the Attorneys General in connection with the investigation of the alleged consumer protection violations and to conduct consumer education activities. In addition, the Company agreed to adjust balances appropriately on any pending and unresolved complaints, which complaints are to be identified by each Attorney General. It is anticipated that the amount of these adjustments will not be material. The settlement payments were made to the appropriate states in March 1998.


LITIGATION

   In April, 1997, American Teletronics Long Distance, Inc. ("ATLD") and MetroLink Communications, Inc. ("MetroLink") filed suit against EqualNet Corporation and EqualNet Wholesale Services, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division (Cause
No. 97-C-2842) alleging damages based upon breach of contract, fraud and negligent misrepresentation. Both defendants subsequently were served with process and filed answers and counterclaims for damages. Plaintiffs allege damages for EqualNet's failure to complete a purchase of ATLD's customer base, EqualNet's failure to pay for long distance services provided by MetroLink to EqualNet's customers through its contract with Unified Network Services LLC ("UNS") and for damages arising out of EqualNet's alleged breach of contractual obligations to UNS, a Delaware limited liability company of which EqualNet Corporation, EqualNet Wholesale Services, Inc. and MetroLink were shareholders. It is anticipated that these matters will be disposed of in the respective bankruptcy proceedings of EqualNet and Wholesale. EqualNet's management vehemently denies any wrongdoing or liability in this matter.

   EqualNet has committed to make certain payments to AT&T for usage incurred in prior periods. EqualNet defaulted in the timely payment of those payments during the fourth fiscal quarter of 1998, and began to enter into a series of short term, alternative payment agreements with AT&T for the payment of amounts due to AT&T for current usage with any surplus to be applied to the arrearage amounts. The failure to make any payments due to AT&T could result in the termination of service to EqualNet's customers whose long distance service is provided over AT&T's networks. The pending bankruptcy proceeding discussed below could have a substantial affect on this obligation. EqualNet Corporation is negotiating with another AT&T reseller as a potential supplier of these services instead of dealing with AT&T directly. If so, management would anticipate negotiating payment terms superior to those available directly from AT&T.

   On August 7, 1998, Robert H. Turner ("Turner") filed suit against the Company, Mark A. Willis and Willis Group, LLC in the 61/st/ District Court of Harris County, Texas in case number 98-37682 alleging an unspecified amount of damages based upon an alleged breach of his employment contract and other claims.

The Company vehemently denies any wrongdoing or liability in the matter, and intends to vigorously defend itself in this action. Since no discovery has taken place in this matter, it is impossible to state with any degree of certainty the amount of damages, if any, that the Company may incur, or if it will be successful in asserting any cross claims or counterclaims it may have in connection with the employment of Turner.

   On August 13, 1998, Steverson & Company, Inc. filed suit against the Company in case number 704,244 in the County Civil Court at Law Number 2 of Harris County Texas seeking damages in the amount of $22,892.78 plus attorneys fees and court costs. The Company maintains that these charges were for temporary services personnel utilized by EqualNet, and not the Company. The invoices are addressed to Equal Net Communications, the former name of EqualNet Corporation before its name change on November 28, 1994. The dates on the invoices run from June 16, 1998 through August 11, 1998. EqualNet Holding Corp. did not formally change its name to Equalnet Communications Corp. until June 30, 1998. Due to the fact that these charges may be a claim in the bankruptcy proceedings of EqualNet discussed below, it is impossible at this time to state with any degree of certainty the ultimate exposure of either the Company or EqualNet in this matter. The Company has accrued the amount of damages, excluding attorney fees and court costs.

   On August 13, 1998, Centillion Data Systems, Inc. filed suit against EqualNet in case number 49D029808CP001147 in the Superior Court of Marion County, Indiana, seeking damages in the amount of $115,490.50 for billing and other services allegedly provided to EqualNet, plus interest, attorneys fees and court costs. The fact that these charges are a claim in the bankruptcy proceedings of EqualNet discussed below make it impossible at this time to state with any degree of certainty the ultimate exposure of EqualNet in this matter. An accrual for these services in the amount stated above has been reflected in the financial statements.

   On September 3, 1998, the Company received a demand from New Boston Systems through their attorneys, Steadman & Steele, for the payment of placement fees for personnel hired by EqualNet. Although New Boston System's engagement letter was with the Company, the personnel it placed were hired as employees of EqualNet. It is the position of the Company that any payment due to New Boston Systems would be due from EqualNet and not the Company. The amount claimed as due to New Boston Systems is $10,526.25, and has been accrued in the financial statements.

   On September 15, 1998, Technigrafiks, Inc. filed suit against EqualNet dba Creative Communications in case number 705,562 in the County Civil Court at Law Number 1 of Harris County, Texas, seeking damages in the amount of $24,399 for the printing of plastic cards for debit card sales, plus interest, attorneys fees and court costs. The fact that these charges are a claim in the bankruptcy proceedings of EqualNet discussed below make it impossible at this time to state with any degree of certainty the ultimate exposure of EqualNet in this matter. However, the Company has provided for the claim of $24,399 in the financial statements.

   On September 17, 1998, KISS Catalog Ltd. filed suit against the Company as assignee from Creative Communications International, Inc. of certain contract rights from KISS Catalog Ltd. in case number 98 CIV. 6570 in the United States District Court for the Southern District of New York, seeking payment of $100,000 in license fees, attorneys fees, and any royalties which may be owing under the license agreement. In 1996, the Company agreed to assume the obligations under a merchandising license agreement, including the obligation to make payments of royalties and license fees, with a minimum guarantee royalty fee of $100,000 and a license fee of $150,000. Payments of the minimum guarantee of $100,000 and $50,000 of the license fee were made. Payment of the remaining $100,000 of the license fee has not been made, but has been reflected as an accrued expense in the financial statements.

   On September 17, 1998, Comerica Leasing Corporation filed suit in the 270/th/ District Court of Harris County, Texas in case number 98-44481 against the Company and EqualNet for breach of a settlement agreement arising out of previous litigation for the enforcement of equipment and office furnishings leases filed on February 12, 1998 in the 157/th/ District Court of Harris County, Texas in case number 98-06841. A settlement agreement was entered into by the parties dismissing the earlier litigation and adding the Company as an obligor for the payment of the settlement amounts. The remaining amounts due under the settlement agreement and remaining lease obligations represent an amount in excess of $1,000,000.

   On September 21, 1998, Cyberserve, Inc., WSHS Enterprises, Inc. and William Stuart (collectively "Bluegate") filed suit in the 215/th/ District Court of Harris County, Texas in case number 98-45115 against the Company, Willis Group, LLC, Mark A. Willis, and Netco Acquisition LLC alleging damages for breach of contract, breach of an employment agreement, fraud and fraud in the inducement, statutory fraud in a stock transaction, tortious interference with a contract, conspiracy, and quantum meruit. The matters complained of originated with a letter of intent dated on or about October 28, 1997, wherein the Company proposed the purchase of certain assets of Cyberserve, Inc. and WSHS Enterprises, Inc. subject to the performance of due diligence by the parties. Bluegate and certain of its shareholders had threatened to sue the Company in the event the proposed transaction was not consummated substantially in conformity with the terms set forth in the Letter of Intent. The damages Bluegate alleges it incurred were as a result of, among other things, the claimed modification of its business to its detriment in anticipation of the integration of its operations with those of EqualNet. It is impossible to determine with any degree of certainty what, if any, liability Equalnet, or any of its subsidiaries, may incur in this matter. The total amount of damages are unspecified, but include a demand for a cash payment of $685,000, a sufficient number of shares of Common Stock of the Company for the payment of $585,000, an additional 525,000 shares of Common Stock, and other damages. The Company vehemently denies any wrongdoing or liability in this matter and intends to vigorously defend itself against all claims of the plaintiffs.

   On September 29, 1998, SA Telecommunications Incorporated asserted claims pursuant to the Purchase Agreement against USC Telecom, Inc. and the Company for
(i) $654,934 in operating losses for the period from April 1 through July 22, 1998, (ii) $278,377 for damages for delayed or unbillable revenue through USBI/ZPDI, (iii) reimbursement of $8,149 for switch site leases, (iv) payment of Specified Network Contracts Liabilities (amount not specified), (v) delivery of 5,358 shares of Series C Preferred escrowed at closing, and (vi) for return of certain leased equipment not owned by SA Telecommunications but previously in its possession and allegedly removed by Equalnet or USC Telecom. The Company and USC Telecom dispute each of the claims asserted by SA Telecommunications in its demand.

   During the past several months, EqualNet and the Company have experienced severe liquidity problems and have received numerous notices of default in payment of trade creditors and other financial obligations. For example and without providing an exhaustive list, EqualNet has received notice of default of its agent agreements with Walker Direct, Inc., Future Telecom Networks, Inc., Global Pacific Telecom, Inc. and others, making demand for the payment of commissions due and for mediation pursuant to the terms of their agent agreements. Netco Acquisition LLC presented a notice dated August 25, 1998 under the terms of the Tri-Party Agreement and Assignment dated January 20, 1998 between Netco Acquisition LLC, EqualNet Corporation and Cyberserve, Inc. that it was enforcing its rights to foreclose on the web page customer base of EqualNet. In additional EqualNet defaulted in making timely payments under the $1,183,059.03 promissory note payable to Sprint Communications Company L.P., in the timely payments to AT&T Corp., Premier Communications and MCI WorldCom for carrier services. In addition, EqualNet received notice it was in default of its lease agreement with Caroline Partners Ltd., the landlord for the office space occupied by the Company and its subsidiaries, and that the landlord had exercised its right to offset rents due against the letter of credit EqualNet has provided as a security deposit for the landlord's benefit. Finova Capital Corporation notified Netco of its failure to timely pay installments on its promissory note in the original principal amount of $6.05 million. The payment of such note is secured by the switches. Norwest Equipment Finance, Inc. has notified EqualNet of its default in the payment for leased furniture currently being utilized by EqualNet in the operation of its business. The remaining amount owed under such lease is in excess of $100,000. The bankruptcy proceedings of EqualNet discussed below make it impossible at this time to state with any degree of certainty the ultimate exposure of EqualNet in these matters.

   As a result of the liquidity problems listed in the foregoing paragraph and other matters, on September 10, 1998, EqualNet filed for protection under Chapter 11 of Title 11 of the United States Code, in case number 98-39561-H5-11 in the United States District Court for the Southern District of Texas and Wholesale filed for protection under Chapter 11 of Title 11 of the United States Code, in case number 98-39560-H4-11 in the United States District Court for the Southern District of Texas. On October 2, 1998, Wholesale filed a motion seeking to convert its Chapter 11 reorganization proceeding to a Chapter 7 liquidation proceeding. It is impossible to state at this time whether or not EqualNet as a debtor in bankruptcy will be able to reorganize its liabilities or to confirm a plan of reorganization in bankruptcy.

   From time to time the Company is involved in what it believes to be routine litigation or other legal proceedings that may be considered as part of the ordinary course of its business. The Company does not believe that the adverse determination of any such claims would have a material adverse effect on either the results of operations or the financial condition of the Company.


CAPITAL LEASES

   During 1995, EqualNet entered into long-term lease agreements for the purchase of equipment and furniture. The leases were capitalized and the related obligations were recorded in the accompanying financial statements based on the present value of future minimum lease payments. The gross balance of assets included in property and equipment at June 30, 1997 was $306,000. These assets were fully depreciated at June 30, 1998 and the obligation under these capital leases was met during fiscal year 1998.

OPERATING LEASES

   EqualNet leases certain equipment and office space under operating leases that expire over the next nine years. Rental expense under operating leases was $1,715,636, $2,137,857 and $1,952,507 in 1996, 1997 and 1998, respectively.
Future minimum lease payments under noncancelable operating leases are as follows:

                    Year ended
                     June 30,
                ------------------
                      1999                $1,586,185
                      2000                 1,093,793
                      2001                   654,801
                      2002                   672,695
                      2003                   672,695
                    Thereafter            $1,009,043
                                          ----------
                                          $5,689,212
                                          ==========

      EqualNet has entered into several agreements for the sale and leaseback of certain computer equipment and office furniture. EqualNet has purchase and lease renewal options at projected future fair market values under the agreements. The leases are classified as operating leases in accordance with the

FASB Statement No. 13 - "Accounting for Leases". The leases have thirty-six month terms and the future minimum lease payments are included in the table above. Lease payments on these transactions average $477,000 annually.


11.     WRITE DOWN OF ASSETS

     The Company wrote down assets during the year ended June 30, 1996, 1997 and 1998, totaling $6.9 million, $4.8 million and $1.1 million, respectively. Included in the write downs were $4.6 million and $4.4 million non-cash charges in fiscal 1996 and 1997, respectively, to reduce the carrying value of acquired customer bases (customer acquisition costs) to the present value of the expected future cash flows associated with the underlying customer accounts and a $2.2 million non-cash charge in fiscal 1996 to eliminate capitalized software development costs associated with the NetBase system. The write down of deferred acquisition costs was necessitated by continued greater than expected turnover of acquired customer bases which resulted from difficulties in billing and servicing the Company's customer accounts. Included in the write-downs in 1998 were $0.9 million to write-off goodwill associated with the prior acquisition of Creative Communications International, Inc. as a result of winding this operation down and $0.2 million to write-off the undepreciated balance of the NetBase system upon the implementation of a new billing and customer service system.


12.  INTANGIBLE ASSETS

   On November 12, 1996, the Company purchased certain assets of Creative Communications International, Inc., a Texas-based debit card company, for 150,000 shares of EqualNet Holding Corp. common stock, $.01 par value per share ("Common Stock"), a warrant to purchase 100,000 shares of Common Stock, and the assumption of certain liabilities totaling $379,328. The total purchase consideration was $1 million. Substantially all of the purchase price was recorded as goodwill and was being amortized over ten years using the straight line method of amortization. The acquisition was accounted for as a purchase and the operations of Creative Communications, Inc. is included in the operations of the Company from the date of acquisition. During the fourth quarter of fiscal year 1998, the Company considered the goodwill associated with Creative Communications to be fully impaired and wrote off the remaining unamortized balance of goodwill of $0.9 million.


13.    EMPLOYMENT AGREEMENT

    The Company had employment agreements with Zane Russell and Michael Hlinak, its former president and former chief operating officer. The agreements contained certain conditions of employment including a covenant not to compete upon termination of employment with the Company. Employment under both of these contracts was terminated during fiscal 1998. The Company replaced the employment agreements with severance agreements upon termination.

14.    SAVINGS PLAN

   The Company sponsors a 401(k) Plan (the "Plan") which became effective January 1, 1993. The Plan is open to all employees over the age of 21. To become eligible, an employee must have been employed on the effective date or must complete six consecutive months of employment. The Plan gives the Company the option to determine the amount they will contribute each year. The Company matched 50% of the first 6% contributed by the participants until May 22, 1998. SUBSEQUENT TO THAT DATE, THE COMPANY WAS UNABLE TO MATCH EMPLOYEE CONTRIBUTIONS DUE TO LIMITED FUNDS. Contributions were made to the Plan in the amount of $81,597, $63,061 and $43,479 for the years ended June 30, 1996, 1997 and 1998, respectively.

15.    RELATED PARTY TRANSACTIONS

   The Willis Group received a finders fee of $54,000 related to certain financing transactions which closed during fiscal year 1998. The Willis Group entered into an agreement with the Company in April 1998, related to mergers and acquisitions consulting services. Pursuant to their agreement, the Company was obligated to pay the Willis Group $20,000 per month beginning in May 1998, and a success fee based on a percentage of the purchase price of acquisitions closed by the Company. No payments have been made by the Company to the Willis Group with respect to the foregoing agreements.

     During fiscal year 1998, the Willis Group incurred $0.14 million in out of pocket expenses on behalf of the Company related to services provided by consultants, travel expenses and other miscellaneous expenses. Subsequent to June 30, 1998, the Company executed a note payable to the Willis Group for these expenses.

   James T. Harris and Ronald J. Salazar, directors of the Company, were paid $86,895 and $20,000, respectively, for consulting services during fiscal year 1998, of which $36,000 and $20,000, respectively, was advanced by the Willis Group.

   Effective April 1, 1998, the Company entered into a severance agreement with Michael L. Hlinak, former Chief Financial Officer, Chief Operating Officer and Director of the Company, which requires the Company to pay Mr. Hlinak severance payments of $155,833 over an eleven month severance period and to pay health insurance benefits to Mr. Hlinak during the severance period. Additionally, the Company issued to Mr. Hlinak a warrant for the purchase of up to 90,000 shares of Common Stock at an exercise price of $2.00.

     Effective April 1, 1998, the Company entered into a severance agreement with Zane Russell, former Chief Executive Officer and Director of the Company, which requires the Company to pay Mr. Russell severance payments through January 31, 1999 at an annualized rate of $87,500 and forgive and cancel a $75,000 note payable by Mr. Russell to the Company. Additionally, the Company issued to Mr. Russell a warrant for the purchase of up to 90,000 shares of Common Stock at an exercise price of $2.00.

   Note 5, The Willis Group, LLC Transactions, describes other transactions related to the sale of the Switches and sale of Netco to the Company.

     Michael T. Willis, a member of the Willis Group, personally guaranteed $3.0 million of the Company's $6.05 million note payable to Finova Capital Corporation. Mr. Willis received warrants to acquire 500,000 shares of Common Stock.

   During the year ended June 30, 1996, EqualNet entered into a joint venture with MetroLink, Inc., an Illinois Corporation ("MetroLink"), the purpose of which was to market and sell wholesale long-distance services to the Company and other long-distance resellers. The joint venture, Unified Network Services, LLC ("UNS"), is owned 49% by Wholesale, 25% by MetroLink, 25% by MediaNet, Inc., an Illinois Corporation and wholly owned subsidiary of MetroLink, and 1% by EqualNet. EqualNet utilized the services of UNS during fiscal years 1997 to provide wholesale long-distance for resale and had accounts payable, net of advances, to UNS at June 30, 1997 and 1998 of $644,301 and $0, respectively.

   During fiscal years 1996 and 1997, EqualNet utilized the marketing services of a marketing company managed and directed by the brother-in-law of one of the principal shareholders of the Company. EqualNet paid commissions to the marketing company of $75,388 and $6,223 in 1996 and 1997, respectively. Advances due the Company from the marketing company were $43,015 and $0 at June 30, 1996 and 1997, respectively.


16.  SHAREHOLDERS' EQUITY

STOCK PURCHASE PLAN

   During 1995, the Company adopted the EqualNet Holding Corp. Employee Stock Purchase Plan (the Stock Purchase Plan) in which substantially all employees are eligible to participate. The Stock Purchase Plan provides eligible employees of the Company and its subsidiaries an opportunity to purchase shares of Common Stock through after-tax payroll deductions. The Company will match contributions in an amount equal to 15% of each participant's contribution. The Stock Purchase Plan is administered by an independent administrator which purchases shares of Common Stock on the open market with the amounts contributed by the participants and the matching contributions made by the Company. The Stock Purchase Plan was implemented during fiscal year 1996 and the Company contributed $4,653 , $13,704 and $20,331 on behalf of employees toward the purchase of Company stock during the years ended June 30, 1996, 1997 and 1998, respectively.

STOCK OPTION AND RESTRICTED STOCK PLAN

   During 1995, the Company adopted the EqualNet Holding Corp. Stock Option and Restricted Stock Plan (the 1995 Plan). The 1995 Plan is designed to provide certain full-time key employees, including officers and directors of the Company, with additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The 1995 Plan is administered by a committee of no less than two persons (the Committee) appointed by the Board of Directors. Committee members cannot be employees of the Company and must not have been eligible to participate under the 1995 Plan for a period of at least one year prior to being appointed to the committee. Under the 1995 Plan, the Committee may grant restricted stock awards or options to purchase up to an aggregate of 800,000 shares of Common Stock. In June 1998, the Plan was amended to increase the aggregate number of shares for grant to 4.0 million. The exercise price of an option granted pursuant to the 1995 Plan is determined by the Committee on the date the option is granted. In the case of a grant to an employee who owns ten percent or more of the outstanding shares of Common Stock (a 10% Shareholder), the exercise price of each option under the 1995 Plan may not be less than 110% of the fair market value of the Common Stock on the date of the grant. No option may be granted under the 1995 Plan with a term of more than ten years.
In the case of a 10% Shareholder, no option may be granted with a term of more than five years. Options under the 1995 Plan are considered non-incentive stock options when the aggregate fair market value of the stock with respect to which the options are exercisable for the first time by the option holder in any calendar year, under the 1995 Plan or any other incentive stock option plan of the Company, exceeds $100,000. Under the 1995 Plan, the Committee may issue shares of restricted stock to employees for no payment by the employee or for a payment below the fair market value on the date of grant. The restricted stock is subject to certain restrictions described in the 1995 Plan, with no restrictions continuing for more than five years from the date of the award.
The 1995 Plan may be amended by the Board of Directors without any requirement of shareholder approval, except as required by Rule 16b-3 under the Securities Exchange Act of 1934 and the incentive option rules of the Internal Revenue Code of 1986. The Company granted restricted stock awards for 63,638 shares of Common Stock having an aggregate fair market value, based on the per share price of the Common Stock at the measurement date, March 14, 1995, of $700,000 to certain key employees, none of whom is a director or executive officer of the Company. These employees will not be required to make any payment for these restricted stock awards, which vest over five years in 20% increments. Restrictions on transfer and forfeiture provisions upon termination of employment will apply to the restricted stock covered by the awards for a period of five years, after which time the restrictions will lapse and the stock will be owned by the employees free of further restrictions under the 1995 Plan. During fiscal years 1996 and 1998, 18,182 shares and 5,454 shares of Common Stock were received into treasury stock resulting from the forfeiture of restricted stock awards.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

   The shareholders approved on November 28, 1995, the adoption of the Non-Employee Director Stock Option Plan (the "Director Option Plan"). The Director Option Plan is designed to attract and retain the services of experienced and knowledgeable non-employee directors of the Company and to provide an incentive for such directors to increase their proprietary interest in the Company and in the Company's long-term success and progress. The Director Option Plan is administered by the Board of Directors. The Company has adopted the Director Plan, as amended in May 1998, pursuant to which each non-employee director receives options to purchase a number of shares of Common Stock equal to $60,000 divided by the average of the highest and lowest price of the Common Stock the day before the date of his election as a director ("Fair Market Value") and options to purchase a number of shares of Common Stock equal to $30,000 divided by the Fair Market Value of the Common Stock the day before each annual meeting of the Company's shareholders for each year thereafter. These options have an exercise price equal to the Fair Market Value of the Common Stock and the initial grants vest over three years in 33-1/3% increments and the annual grants vest in six months from the date of grant, assuming continued service on the Board of Directors. Employee directors of the Company do not receive any additional compensation from the Company for their services as directors. Each stock option granted to a non-employee director will have a ten-year term. All options granted under the Director Option Plan are non-qualified stock options and may not be repriced. No awards may be granted under the Director Option Plan after May 8, 2005, or such earlier date as determined by the Board of Directors. The Director Option Plan may be amended by the Board of Directors without any requirement of shareholder approval, except as required by Rule 16b-3 under the Securities Exchange Act of 1934 and the incentive stock option provisions of the Internal Revenue Code of 1986, and except that no amendment may be made more than once every six months that would change the amount, price or timing of grants under the Director Option Plan.

   There are currently five non-employee directors eligible to participate in the Director Option Plan. Options to purchase 5,000 shares of common stock awarded May 9, 1995 with an exercise price of $14 3/4, 1,000 shares of common stock awarded November 29, 1995, with an exercise price of $17 7/8 per share, 5,000 options to purchase shares of common stock awarded November 30, 1995, with an exercise price of $18 1/2 per share and options to purchase 2,000 shares of common stock awarded November 27, 1996 with an exercise price of $2 3/16 are still outstanding at June 30, 1998.

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

   Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1996, 1997 and 1998: risk-free interest rate of 6%; no dividend yield; volatility factors of the expected market price of the Company's common stock of
2.3 in 1996 and 1997 and 1.4 in 1998; and a weighted-average expected life of the option of 10 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    1996           1997            1998
                                             ----------------------------------------------
Pro forma net loss                              ($8,417,413)   ($15,583,461)   ($18,077,967)
Pro forma basic and diluted loss per share           ($1.40)         ($2.56)         ($1.65)

A summary of the Company's stock option activity, and related information for the years ended June 30 follows:

                                         1996                          1997                      1998
                           ----------------------------------------------------------------------------------
                                        Weighted-Average               Weighted-Average              Weighted-Average
                              Options    Exercise Price    Options      Exercise Price    Options     Exercise Price
                              -------   ----------------   -------     ----------------   -------    ----------------
Outstanding-beginning
 of year                       10,000       $14.75             11,000            $16.74    526,000        $3.57
Granted                         7,000        18.32            538,000              3.31     20,000         1.88
Exercised                           -            -                  -                 -          -            -
Forfeited                      (6,000)       15.27            (23,000)             3.87   (366,000)        3.36
                               ------                         -------                      -------
Outstanding- end of year       11,000       $16.74            526,000            $ 3.57    180,000        $3.79
                               ======                         =======                      =======
Exercisable at end of
year                            2,667       $15.92              3,333            $16.63     94,834        $3.93


Weighted-Average fair
 value of options
 granted during the year       $18.32                                            $ 2.73                   $1.84




   Exercise prices for options outstanding under the Stock Option and Restricted Stock Option Plan (147,000 shares) as of June 30, 1998 ranged from $1.88 to $4.25. The weighted-average remaining contractual life of those options is 8 years.

WARRANTS

The following sets forth warrants granted to purchase shares of the Company's Common Stock at June 30, 1998. Each warrant may be used to purchase one share of Common Stock.


   Warrants   Exercise Price          Exercise Period
-----------   --------------   -----------------------------
200,000                $1.00   October 1997 - September 2002
400,000                 1.00   March 1998 - March 2003
500,000                 1.00   March 1998 - March 2008
116,667                 1.50   March 1998 - February 2003
100,000                 7.50   November 1996 - November 2001
90,000                  2.00   July 1998 - June 2003
90,000                  2.00   July 1998 - June 2001
170,000                 1.00   April 1998 - April 2003

     The Company also granted 2,716,665 warrants to agents to purchase Common Stock which vest based upon performance of specific services. The warrant expires in June 1999 if such services are not performed. As of June 30, 1998, the agents had not performed the necessary services to vest in any of the warrants and no services have been provided subsequent to year-end. Additionally, management believes the warrants will not vest. As a result, the warrants have not been included in the financial statements as of June 30, 1998. If the performance criteria is met prior to June 30, 1999, the vested warrants would be exercisable within one year of vesting at an exercise price of $2.00.

17.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share :

                                                                        YEARS ENDED JUNE 30,
                                                            ---------------------------------------------
                                                                 1996           1997             1998
                                                            -----------     ------------    -------------
Numerator:
----------
Net loss                                                     $(8,417,413)   $(14,980,544)    $(17,943,388)
Preferred stock dividends                                              0               0           52,000
                                                             -----------    ------------    -------------
Numerator for basic and diluted loss per common share -
       income avail. to common shareholders                  $(8,417,413)   $(14,980,544)    $(17,995,388)
Effect of Dilutive Securities:                                         0               0                0
                                                             -----------    ------------    -------------
Numerator for diluted loss per common share -
       income available to common shareholders               $(8,417,413)   $(14,980,544)    $(17,995,388)
Denominator:
------------
Denominator for basic loss  per common share -                 6,017,332       6,096,932       10,943,630
     weighted average shares
Dilutive potential common shares                                       0               0                0
                                                             -----------    ------------    -------------
Denominator for diluted loss per common share adjusted
       weighted-average shares and assumed conversions         6,017,332       6,096,932       10,943,630
                                                             -----------    ------------    -------------
Basic and diluted loss per common share                           $(1.40)         $(2.46)          $(1.64)
                                                             ===========    ============    =============

       The analysis assumes that there are no conversions of any securities during the periods shown because there is a loss in each fiscal year, and therefore the effect of the conversion of any security would be anti-dilutive.

18.   SA TELECOM ACQUISITION

   On January 21, 1998, the Company signed an agreement with SA Telecommunications, Inc., ("SA Telecom") a switched based, long distance telecommunications carrier serving customers primarily in Texas and California to acquire certain assets and customer bases in exchange for a combination of shares of stock, cash and assumption of certain liabilities. The transaction was subject to certain conditions, including approval of the bankruptcy court supervising the reorganization of SA Telecom under Chapter 11 of the United States Bankruptcy Code. On March 9, 1998, the Company won approval from the bankruptcy court. The purchase of SA Telecom was approved by the Company's shareholders on June 30, 1998 and finalized oN July 23, 1998 for approximately $3.47 million in cash and approximately $5.4 million in preferred stock and the assumption of approximately $4 million in debt, payable to Greyrock Business Credit, subject to final closing adjustments. Prior to the closing of the transaction, the Company advanced $3.0 million to SA Telecom on the cash portion of the proceeds. This amount is recorded in current assets in the financial statements. Also, prior to the closing of this transaction and for the purpose of providing for a smooth transaction of the acquired customer base, the Company and SA Telecom entered into a management agreement pursuant to which the Company would manage the operations of SA Telecom from April 1, 1998 until the close of the transaction whereby the Company was responsible for any losses from SA Telecom's operations on or after April 1, 1998. SA Telecom has provided the Company with notice that the Company owes SA Telecom approximately $655,000 for operating losses during the period the management agreement was effective. The determination of operating losses under the management agreement is subject to interpretation and the Company has disputed the amount of operating losses as provided by SA Telecom. The Company estimates that the final amount of operating losses under the management agreement are significantly lower than what has been requested and could be as low as zero. Additionally, SA Telecom is disputing the final purchase price settlement and has requested additional funding. It is most likely the Company and SA Telecom will settle these disputes at the same time and it is not possible to estimate the outcome. Any additional amount paid by the Company, if any, is anticipated to be recorded as additional purchase consideration. The Company has not included any losses associated with the SA Telecom operations in its Consolidated Statement of Operations for the fiscal year 1998.


19. SUBSEQUENT EVENTS

OPERATIONS

   During the first quarter of fiscal year 1999, the Company continued to operate at a loss. Although the Company began to take actions to reduce its costs of operations and general and administrative costs, the favorable results of these cost saving actions will not be fully recognized until the second or third quarter of fiscal year 1999.

   The Company's revenues have increased since the end of fiscal year 1998 due to the acquisition of the assets of SA Telecom on July 22, 1998 (see SA Telecom Acquisition). In September 1998, the Company's monthly gross revenue approximated $2.9 million of which approximately $1.5 million was generated from the former customers of SA Telecom. The Company has had a modest marketing program, which has not been sufficient to cover the decrease in revenue resulting from the attrition of its customer bases.

   The Company's gross margin during the first quarter of fiscal year 1999 was negative due to the continued operation of the Switches in areas in which it had nominal long-distance traffic and problems the Company experienced in billing its customers with its current billing system.

   The Company has made a number of recent changes to reduce its operating losses, improve its administrative operations and infuse its balance sheet. In July and August 1998, the Company terminated or accepted resignations from six members of its management team including its Chief

Executive Officer, Chief Operating Officers and Senior Vice President of Finance. The Company has recently reduced its number of employees from 124 full time employees in June 1998 to 94 in October 1998. The Company is also in the process of reconfiguring its network of Switches, therefore eliminating the fixed costs associated with the network in areas in which the Company has nominal revenues.

CONVERTIBLE NOTE TRANSACTIONS

   Effective July 31, 1998, the Company issued two 6% Senior Secured Convertible Notes due in 2001 (the "2001 Notes") in the amount of $1.5 million each to the Willis Group and Genesee Fund Limited-Portfolio B ("Genesee"), a British Virgin Islands corporation, both accredited investors. The 2001 Notes are convertible into a variable number of shares of the Company's Common Stock. Ownership percentage upon conversion is currently limited to no more than 4.9% of the outstanding shares of Common Stock. The 2001 Notes bear interest at 6% and interest payments are due each February 15, May 15, August 15 and November 15 commencing on November 15, 1998.

   The 2001 Notes rank equally with all other unsubordinated debt obligations of the Company. The Company's obligations under the 2001 Notes are secured by certain collateral pursuant to security agreements. A holder of the 2001 Note may require the Company to repurchase the 2001 Note if an event of default occurs. Events of default include among other things, the Nasdaq delisting of the Common Stock.

   In connection with the issuance of the 2001 Notes, the Company issued to each of the Willis Group and Genesee a warrant ("Warrant") to purchase 333,116 shares of Common Stock at a purchase price of $0.9006 per share. In addition, the Company issued to the Willis Group and Advantage Fund Limited 3,750 shares of its Series D Convertible Preferred Stock ("Series D Preferred") in exchange for
3.0 million shares of its Common Stock and $0.2 million. The Warrants expire on September 4, 2003.

   Any holder of a 2001 Note may convert the 2001 Note, in whole or in part, into shares of Common Stock at a conversion price per share equal to the lesser of:

       [ ] the product of (1) the average of the lowest sales price of the Company's Common Stock on Nasdaq for the five days immediately preceeding the date of conversion and (2) 85% (subject to reduction pursuant to the terms of the 2001
           Notes); and

       [ ] $0.9006 (subject to reduction pursuant to the terms of the 2001
           Notes).

   Each share of Series D Preferred will be entitled to receive dividends at a rate of $60.00 per share per year, payable if declared by the Board of Directors. Any dividends that accrue on the Series D Preferred may be paid, at the Company's option (subject to certain limitations), in cash or, in whole or in part, by issuing additional shares of Series D Preferred. Under the terms of the Series D Preferred, the Company cannot declare or distribute any dividends to holders of Common Stock unless all dividends on the Series D Preferred have been paid.

   Holders of shares of Series D Preferred will have the right to convert each of their shares into a number of shares of Common Stock equal to the quotient of:

       [ ] the sum of (1) $1,000(subject to adjustment pursuant to the Series D
           Preferred documents), (2) accrued but unpaid dividends to the applicable conversion date on the share of Series D Preferred being converted and (3) accrued but unpaid interest on the dividends on the share of Series D Preferred being converted;
           and

       [ ] an amount equal to the lesser of:

       [ ] the product of (1) the average of the lowest sales price of the Common Stock on Nasdaq for any five trading days during the 25 trading days immediately preceding the conversion date and (2) 85% (subject to downward adjustment, if applicable, pursuant to the Series D Preferred documents); and

       [ ] $1.2281 (subject to reduction pursuant to the Series D Preferred documents),

subject to adjustment pursuant to the anti-dilution provisions.

NASDAQ LISTING

   The Company's Common Stock currently trades on Nasdaq. If the Company fails to maintain the minimum bid price or the minimum net tangible assets requirements of Nasdaq, the Common Stock could be subject to delisting therefrom. At June 30, 1998, the Company did not meet the minimum net worth requirement. On September 30, 1998, Nasdaq notified the Company it would be delisted on December 31, 1998 if its average closing bid price does not equal or exceed the $1.00 minimum bid price requirement for a minimum of ten consecutive trading days during the 90 day period ending December 29, 1998. On October 8, 1998, Nasdaq also notified the Company that it would be delisted if the market value of its public float was not equal to or greater than $5.0 million for a minimum of ten consecutive trading days during the period from October 9, 1998 to January 6, 1999.


FORECLOSURE OF WEB PAGES

   Netco Acquisition, LLC issued a foreclosure letter on August 25, 1998 to EqualNet stating its intent to immediately foreclose on the customer base of EqualNet's web page hosting customers. At the time, EqualNet was in default on a $400,000 note payable to Netco Acquisition, LLC.

RFC LOAN TO THE COMPANY

   On July 23, 1998, the Company entered into a Loan and Security Agreement with RFC which was subsequently amended on September 8, 1998 (the agreement as amended, "RFC Loan"). RFC loaned the Company $1.5 million. Periodic monthly principal and interest payments of $14,812 are due commencing on November 30, 1998. The balance due on the RFC Loan is payable on June 30, 2000. Interest is payable on the outstanding principal balance in an amount equal to the prime lending rate plus 5.5%. The RFC Loan is secured by all of the assets of the Company and the stock of EqualNet and USC Telecom. In connection with the RFC loan, the Company granted to RFC a warrant for the purchase of up to 294,000 shares of Common Stock at the exercise price equal to the arithmetic average of the closing price of the Common Stock on Nasdaq for the three trading days immediately preceding the consummation of the RFC loan. This warrant expires July 23, 2003.

WILLIS GROUP LOAN

   On September 2, 1998, the Company executed a loan agreement in favor of the Willis Group in the amount of $241,106. The loan documented certain advances which the Willis Group had made on the Company's behalf. The Willis Group loan is secured by the assets of the Company and each of its subsidiaries. This loan bears interest at 11% and matures on January 31, 1999.

RFC FUNDING TO USC TELECOM

   In August 1998, USC Telecom entered into a receivables purchase facility with RFC and used the proceeds of the initial funding of $2.1 million to pay off a portion of the debt to Greyrock Business Credit, which was assumed in the SA Telecom transaction. This facility is USC Telecom's primary source of working capital. The maximum purchase commitment amount from RFC is $4.0 million, and the program fee is the prime rate plus 4.0%. The term of the facility is two years from the funding date.

20. INTERIM FINANCIAL DATA (UNAUDITED)

   Selected quarterly financial results for the years 1997 and 1998 are summarized below (in thousands except per share data):

                                                FIRST     SECOND      THIRD     FOURTH
                                               QUARTER    QUARTER    QUARTER    QUARTER
                                               -------    -------    -------    -------
1997
     Revenues                                  $13,315    $12,090    $10,662    $10,521
     Gross margin                                3,027      2,445      2,818      3,817
     Net loss                                   (1,558)    (7,151)    (1,940)    (4,332)
     Net loss per share-basic and diluted      $ (0.26)   $ (1.18)   $ (0.32)   $ (0.70)

  1998
     Revenues                                  $ 8,327    $ 6,481    $ 5,766    $ 4,302
     Gross margin                                2,063      1,753      1,125     (2,056)
     Net loss                                   (2,097)    (2,178)    (4,054)    (9,614)
     Net loss per share-basic and diluted      $ (0.33)   $ (0.35)   $ (0.43)   $ (0.53)

   The quarter ending December 31, 1996, includes a $4.4 million write down of deferred acquisition costs (See Note 11). The quarter ending March 31, 1996, includes a $3.6 million charge to the provision for uncollectible accounts, a $1.0 million write down of deferred acquisition costs, a $2.2 million write off of capitalized software development costs associated with the NetBase Plus system and $700,000 of other charges which included accruals for estimated settlements related to disputed carrier charges, long-distance commitment shortfalls and consumer complaints filed with state agencies.

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1997 does not equal the total computed for the year due to stock transactions which occurred during the year.

                         Equalnet Communications Corp.
                Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)

                                         Balance   Charged
                                           at      to Costs   Charged                      Balance
                                        Beginning    and      to other    Deductions       at End
                                        of Period  Expenses   Accounts    Describe(A)    of Period
                                        --------  ---------   -----------   ---------    ----------

Fiscal Year Ended June 30, 1998
 Allowance for Doubtful Accounts         $1,451     $1,661     $ (112)       $1,966       $1,034

Fiscal Year Ended June 30, 1997
 Allowance for Doubtful Accounts         $3,285     $1,727     $2,011(B)     $5,572       $1,451
 Allowance for Advances to Agents        $1,000     $    -     $    -        $1,000       $    -

Fiscal Year Ended June 30, 1996
 Allowance for Doubtful Accounts         $1,219     $3,821     $  705(B)     $2,460       $3,285
 Allowance for Advances to Agents        $    -     $1,000     $    -        $    -       $1,000


(A) Uncollectible accounts written off, net of recoveries
(B) Provision for uncollectible accounts receivable taken against agent commissions payable

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-23427, Form S-3 No. 333-32049) of Equalnet Communications Corp., formerly EqualNet Holding Corp., and in the related Prospectus and in the Registration Statements (Form S-8 No. 33-97200) pertaining to the Employee
Stock Option and Restricted Stock Plan of EqualNet Holding Corp., (Form S-8 No. 333-04485) pertaining to the EqualNet Holding Corp. Employee Stock Purchase Plan, (Form S-8 No. 333-04483) pertaining to the EqualNet Holding Corp. 1995 Non-Employee Director Stock Option Plan of our report dated October 8, 1998, with respect to the consolidated financial statements and schedule of Equalnet Communications Corp. included in the Annual Report for the year ended June 30, 1998.



                                           ERNST & YOUNG LLP

Houston, Texas
October 8, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Equalnet Communications Corp.
                              (Registrant)


                              by: /s/ David L. Kerr
                                  -----------------
                                  David L. Kerr, Interim Chief Financial Officer


Dated:  October 12, 1998

In accordance with the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dated indicated:

              Signature                                  Title                         Date
---------------------------------------                 --------                      -------

        /s/ Mark A. Willis               Chairman of the Board and Director       October 12, 1998
--------------------------------------
            Mark A. Willis

        /s/ Mitchell H. Bodian           Chief Executive Officer, President       October 12, 1998
--------------------------------------   and Director
            Mitchell H. Bodian

         /s/ David L. Kerr               Interim Chief Financial Officer          October 12, 1998
--------------------------------------
             David L. Kerr

       /s/ John Isaac "Ike" Epley        Director                                 October 12, 1998
--------------------------------------
           John Isaac "Ike" Epley

      /s/ James T. Harris                Director                                 October 12, 1998
--------------------------------------
          James T. Harris

      /s/ Ronald J. Salazar              Director                                 October 12, 1998
--------------------------------------
          Ronald J. Salazar

      /s/ Zane Russell                   Director                                 October 12, 1998
--------------------------------------
          Zane Russell

      /s/ Hal Turner                     Director                                 October 12, 1998
--------------------------------------
          Hal Turner
