Form 10-Q
period 1998-09-30
EQUALNET COMMUNICATIONS CORP
filed 1998-11-20
CIK 936163

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM     , 19   TO     , 19   .

                        COMMISSION FILE NUMBER: 0-25482

                               ----------------

                         EQUALNET COMMUNICATIONS CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                 76-0457803
     (STATE OF OTHER JURISDICTION                   (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

                          1250 WOOD BRANCH PARK DRIVE
                             HOUSTON, TEXAS 77079
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (281) 529-4600
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]   No [_]

  There were 18,385,832 shares of the Registrant's $.01 par value common stock outstanding as of November 20, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EQUALNET COMMUNICATIONS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,     SEPTEMBER
                                                         1998       30, 1998
                                                      -----------  -----------
                                                        (NOTE)     (UNAUDITED)
                       ASSETS
                       ------
Current assets
  Cash and equivalents............................... $   459,581  $   415,668
  Accounts receivable, net of allowance for doubtful
   accounts of $1,034,253 at June 30, 1998 and
   $1,429,824 at September 30, 1998..................   5,839,284   12,979,776
  Due from agents....................................   1,596,590    1,100,009
  Advance on acquisition purchase price..............   3,014,000           --
  Prepaid expenses and other.........................     109,684      638,131
                                                      -----------  -----------
    Total current assets.............................  11,019,139   15,133,584
Property and equipment
  Computer equipment.................................  17,824,993   17,937,062
  Office furniture and fixtures......................   1,209,032    1,209,032
  Leasehold improvements.............................   1,177,592    1,185,012
                                                      -----------  -----------
                                                       20,211,617   20,331,106
  Accumulated depreciation and amortization..........  (4,837,626)  (5,691,472)
                                                      -----------  -----------
                                                       15,373,991   14,639,634
Customer acquisition costs, net of accumulated
 amortization of $14,381,407 at June 30, 1998 and
 $15,742,634 at September 30, 1998...................     355,984    7,395,221
Other assets.........................................   1,011,333      794,023
                                                      -----------  -----------
    Total assets..................................... $27,760,447  $37,962,462
                                                      ===========  ===========



   Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

                         EQUALNET COMMUNICATIONS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,     SEPTEMBER
                                                         1998       30, 1998
                                                      -----------  -----------
                                                        (NOTE)     (UNAUDITED)
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current Liabilities Not Subject to Compromise
  Payable to providers of long distance services..... $ 6,627,711  $ 1,911,316
  Accounts payable...................................   4,237,310    1,294,317
  Accrued expenses...................................   3,838,315      602,194
  Accrued sales taxes................................     205,108      849,752
  Notes payable to long distance provider............   1,183,059           --
  Debt in default....................................   5,752,535           --
  Debt in default to an Affiliate....................     400,000      400,000
  Contractual obligations with regard to receivable
   sales agreement...................................   2,334,710    3,856,203
  Notes Payable......................................          --    1,379,551
                                                      -----------  -----------
    Total Current Liabilities Not Subject to
     Compromise......................................  24,578,748   10,293,333
Current Liabilities Subject to Compromise (NOTE 2)...          --   15,198,185
                                                      -----------  -----------
    Total Current Liabilities........................  24,578,748   25,491,518
Deferred rent........................................     223,917           --
Notes Payable........................................          --    6,448,864
Convertible Debt.....................................          --    2,468,738
Shareholders' equity
 Preferred stock, $.01 par value 5,000,000 shares
  authorized at June 30, 1998
  Series A Convertible Preferred Stock (non-voting)
   aggregate liquidation preference of $2.1 million;
   Issued and outstanding shares--2,000 at June 30,
   1998 and 2,000 at September 30, 1998 .............   2,000,000    2,000,000
  Series B Convertible Preferred Stock (voting)
   aggregate liquidation preference of $3.0 million;
   Issued and outstanding shares--3,000 at June 30,
   1998 and 3,000 at September 30, 1998..............   3,000,000    3,000,000
  Series C Convertible Preferred Stock (voting)
   aggregate liquidation preference of $5.3 million;
   Issued and outstanding shares--0 at June 30, 1998
   and 196,553 at September 30, 1998.................          --    5,400,000
  Series D Convertible Preferred Stock (voting), $.01
   par value, aggregate liquidation preference of
   $3.45 million at September 30, 1998; Issued and
   outstanding shares--0 at June 30, 1998 and 3,750
   at September 30, 1998.............................          --    1,889,000
  Common stock, $.01 par value                            217,935      217,935
  Authorized shares--50,000,000 at June 30, 1998 and
   September 30, 1998. Issued and outstanding
   21,385,832 at June 30, 1998 and 18,385,832 at
   September 30, 1998................................          --           --
  Treasury stock at cost; 400,447 shares at June 30,
   1998 and 3,400,447 at September 30, 1998..........    (817,153)  (2,506,153)
  Additional paid in capital.........................  37,063,468   37,513,468
  Stock warrants.....................................   1,763,240    2,511,077
  Deferred compensation..............................    (115,826)    (115,826)
  Retained deficit................................... (40,153,882) (46,356,159)
                                                      -----------  -----------
    Total shareholders' equity.......................   2,957,782    3,553,342
                                                      -----------  -----------
    Total liabilities and shareholders' equity....... $27,760,447  $37,962,462
                                                      ===========  ===========

   Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

                         EQUALNET COMMUNICATIONS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     ------------------------
                                                        1997         1998
                                                     -----------  -----------
Revenues............................................ $ 8,327,219  $ 8,393,141
Cost of Revenues....................................   6,264,718    7,885,013
                                                     -----------  -----------
                                                       2,062,501      508,128
Selling, general and administrative expenses........   2,667,606    3,664,820
Depreciation and amortization.......................   1,112,200    2,215,623
                                                     -----------  -----------
Operating loss......................................  (1,717,305)  (5,372,315)
Other income (expense)
  Interest income...................................       1,130          860
  Interest expense..................................    (353,385)    (735,183)
  Miscellaneous.....................................     (27,337)      17,353
                                                     -----------  -----------
                                                        (379,592)    (716,970)
                                                     -----------  -----------
Loss before federal income taxes and reorganization
 costs..............................................  (2,096,897)  (6,089,285)
Benefit for federal income taxes....................          --           --
                                                     -----------  -----------
Loss before reorganization costs....................  (2,096,897)  (6,089,285)
Reorganization Costs................................          --      (71,658)
                                                     -----------  -----------
    Net loss........................................ $(2,096,897) $(6,160,943)
                                                     ===========  ===========
Preferred Stock Dividends...........................          --  $   (41,333)
Net loss available to Common shareholders........... $(2,096,897) $(6,202,276)
Net loss per share--basic and diluted............... $     (0.33) $     (0.30)
Weighted average number of shares...................   6,368,864   20,510,826


                            See accompanying notes.

                         EQUALNET COMMUNICATIONS CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     -------------------------
                                                        1997          1998
                                                     -----------  ------------
OPERATING ACTIVITIES
Net loss...........................................  $(2,096,897) $ (6,160,943)
Adjustments to reconcile net loss to cash provided
 by (used in) operating activities
  Depreciation and amortization....................    1,112,200     2,215,623
  Provision for bad debt...........................      387,025       395,571
  Amortization of discount on convertible debt.....           --        15,179
  Interest charge on convertible debt issued at
   discount........................................           --       450,000
  Change in deferred rent..........................      (20,118)     (223,917)
  Compensation expense recognized for common stock
   issue...........................................       22,502            --
  Change in operating assets and liabilities:
    Accounts receivable............................    1,324,353    (2,871,407)
    Due from agents................................      405,737       496,581
    Prepaid expenses and other.....................      (62,758)     (528,447)
    Other assets...................................      (17,951)      141,760
    Accounts payable and accrued liabilities not
     subject to compromise.........................      (73,310)  (10,292,199)
    Accounts payable and accrued liabilities
     subject to compromise.........................           --    14,015,126
                                                     -----------  ------------
Net cash provided by (used in) operating
 activities........................................      980,783    (2,347,073)
INVESTING ACTIVITIES
Purchase of property and equipment.................      (50,420)     (119,489)
Purchase of customer accounts......................     (186,812)           --
Cash paid for acquisition..........................           --      (555,000)
Proceeds from sale of equipment....................           --        74,775
                                                     -----------  ------------
Net cash used in investing activities..............     (237,232)     (599,714)
FINANCING ACTIVITIES
Proceeds from long-term debt.......................           --     2,923,245
Repayments on long-term debt.......................           --    (4,541,864)
Proceeds from convertible debt.....................           --     2,800,000
Proceeds from exchange of common stock for
 preferred stock...................................           --       200,000
Proceeds from subordinated note payable............       22,203            --
Net repayments on revolving line of credit.........   (4,555,442)           --
Net proceeds on contractual obligations with regard
 to receivable sales agreement.....................    3,418,647     1,521,493
Repayments on capital lease obligations............      (21,000)           --
Proceeds from issuance of stock....................      350,000            --
                                                     -----------  ------------
Net cash provided by (used in) financing
 activities........................................     (785,592)    2,902,874
                                                     -----------  ------------
Net decrease in cash...............................      (42,041)      (43,913)
Cash, beginning of period..........................      828,478       459,581
                                                     -----------  ------------
Cash, end of period................................  $   786,437  $    415,668
                                                     ===========  ============

                         EQUALNET COMMUNICATIONS CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--MANAGEMENT'S REPRESENTATION

  The consolidated financial statements included herein have been prepared by the management of Equalnet Communications Corp. (the "Company") without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position of the Company as of September 30, 1998, and the results of operation and cash flows for the three months ended September 30, 1997 and 1998.

  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the three years ended June 30, 1998, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, which was filed with the Securities and Exchange Commission. The interim results are not necessarily indicative of the results for a full year.

NOTE 2--CHAPTER 7 AND 11 FILING

  The Company's consolidated financial statements have been prepared in accordance with statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", and include disclosure of liabilities subject to compromise. EqualNet Corporation ("EqualNet"), one of the Company's operating subsidiaries, and EqualNet Wholesale Services, Inc. ("Wholesale"), a wholly owned non-operating subsidiary of EqualNet filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") on September 10, 1998 (the "Petition Date") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"), Houston, Texas. Under Chapter 11, certain claims against EqualNet in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while EqualNet continues business operations as a debtor-in-possession. These claims are reflected in the September 30, 1998 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

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

  As a debtor-in-possession, EqualNet is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. A creditors' committee was formed in October, 1998, which has the right to review and object to business transactions outside the ordinary course.

  The consolidated financial statements do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) ultimate pre-petition liability amounts that may be allowed for claims or contingencies or the status or priority thereof; (c) the effect of any changes that may be made to the capitalization of EqualNet; or
(d) the effect of any changes that may be made in EqualNet's business operations. The outcome of these matters is not presently determinable.

                         EQUALNET COMMUNICATIONS CORP.

  Although management intends that EqualNet will emerge from bankruptcy in a prompt and expeditious manner during the third quarter of fiscal year 1999, there can be no assurance of the timing or consummation of that reorganization.

  In the event EqualNet's plan of reorganization is formulated and approved by the Court, continuation of the Company's business is dependent upon the success of future operations and the Company's ability to meet its obligations as they become due. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing by EqualNet, as well as related circumstances and the losses from operations, continue to raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments relating to the commencement of EqualNet's bankruptcy case or to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.

  The principal categories of claims classified as "Current Liabilities Subject to Compromise" are identified below:

      Payable to providers of long distance services............... $ 9,833,383
      Accounts payable.............................................   2,943,606
      Accrued expenses.............................................   1,238,137
      Notes Payable to long distance provider......................   1,183,059
                                                                    -----------
                                                                    $15,198,185
                                                                    ===========

                         EQUALNET COMMUNICATIONS CORP.

  The following condensed financial statements present the financial position of EqualNet as of September 30, 1998 and the results of its operations and cash flows for the three months ended September 30, 1998, and have been prepared on the same basis as the Company's consolidated financial statements.

                             EQUALNET CORPORATION
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                             SEPTEMBER 30, 1998
                                                             ------------------
                                                                (UNAUDITED)
                          ASSETS
                          ------
Current assets
  Cash and equivalents.....................................     $    130,125
  Accounts receivable, net of allowance for doubtful
   accounts of $1,256,401..................................        6,762,134
  Due from agents..........................................        1,100,009
                                                                ------------
Total current assets.......................................        7,992,268
Property and equipment
  Computer equipment.......................................        4,547,284
  Office furniture and fixtures............................        1,209,032
  Leasehold improvements...................................        1,185,012
                                                                ------------
                                                                   6,941,328
  Accumulated depreciation and amortization................       (4,324,879)
                                                                ------------
                                                                   2,616,449
Customer acquisition costs, net of accumulated amortization
 of $14,146,622 at September 30, 1998......................          166,984
Other assets...............................................          271,795
                                                                ------------
Total assets...............................................     $ 11,047,496
                                                                ============
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current Liabilities Not Subject to Compromise
  Payable to providers of long distance services...........     $    640,189
  Accounts Payable.........................................          111,195
  Accrued Expenses.........................................          169,598
  Accrued sales taxes......................................          322,207
  Debt in Default to an Affiliate..........................          400,000
  Contractual obligations with regard to receivable sales
   agreement...............................................        2,238,029
  Intercompany Note Payable................................       10,000,000
                                                                ------------
    Total Current Liabilities Not Subject to Compromise....       13,881,218
Current Liabilities Subject to Compromise
  Payable to providers of long distance services...........     $  9,833,383
  Accounts payable.........................................        2,943,606
  Accrued expenses.........................................        1,238,137
  Notes Payable to long distance providers.................        1,183,059
  Intercompany Note Payable................................       26,987,358
                                                                ------------
    Total Current Liabilities Subject to Compromise........       42,185,543
                                                                ------------
    Total Current Liabilities..............................       56,066,761
Shareholders' equity
  Common Stock.............................................                1
  Retained deficit.........................................      (45,019,266)
                                                                ------------
Total shareholders' equity.................................      (45,019,265)
                                                                ------------
Total liabilities and shareholders' equity.................     $ 11,047,496
                                                                ============

                         EQUALNET COMMUNICATIONS CORP.

                             EQUALNET CORPORATION

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              SEPTEMBER 30, 1998
                                                              ------------------
                                                                 (UNAUDITED)
Revenues.....................................................    $ 4,923,858
Cost of Revenues.............................................      5,468,019
                                                                 -----------
                                                                    (544,161)
Selling, general and administrative expenses.................      2,645,878
Depreciation and amortization................................        454,741
                                                                 -----------
Operating loss...............................................     (3,644,780)
Other income (expense)
  Interest income............................................            860
  Interest expense...........................................        (65,184)
  Miscellaneous..............................................         17,359
                                                                 -----------
                                                                    (46,965)
                                                                 -----------
Loss before federal income taxes and other item..............     (3,691,745)
Benefit for federal income taxes.............................             --
                                                                 -----------
Loss before other item.......................................     (3,691,745)
Reorganization Costs.........................................        (71,658)
                                                                 -----------
Net loss.....................................................    $(3,763,403)
                                                                 ===========

  Reorganization expenses, which represent professional fees, incurred during the quarter ended September 30, 1998 totaled approximately $71,658.

                         EQUALNET COMMUNICATIONS CORP.

                             EQUALNET CORPORATION

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                             SEPTEMBER 30, 1998
                                                             ------------------
OPERATING ACTIVITIES
Net loss...................................................     $(3,763,403)
Adjustments to reconcile net loss to cash used in operating
 activities
  Depreciation and amortization............................         454,741
  Provision for bad debt...................................         222,148
  Change in deferred rent..................................        (223,917)
  Change in operating assets and liabilities:
    Accounts receivable....................................      (1,144,998)
    Due from agents........................................         496,580
    Other assets...........................................         207,206
    Accounts payable and accrued liabilities not subject to
     compromise............................................     (13,181,802)
    Accounts payable and accrued liabilities subject to
     compromise............................................      14,015,126
                                                                -----------
Net cash provided by (used in) operating activities........      (2,918,319)
INVESTING ACTIVITIES
Purchase of property and equipment.........................        (119,489)
                                                                -----------
Net cash used in investing activities......................        (119,489)
FINANCING ACTIVITIES
Net proceeds from intercompany note payable................       2,807,290
Net change on contractual obligations with regard to
 receivable sales agreement................................         (96,681)
                                                                -----------
Net cash provided by financing activities..................       2,710,609
                                                                -----------
Net decrease in cash.......................................        (327,199)
Cash, beginning of period..................................         457,324
                                                                -----------
Cash, end of period........................................     $   130,125
                                                                ===========

NOTE 3--DIP FINANCING AND EXIT FACILITY

  Prior to filing for bankruptcy protection, EqualNet and RFC Capital Corporation ("RFC") entered into an agreement whereby RFC agreed to amend certain financing agreements with EqualNet to eliminate EqualNet's bankruptcy filing as an event of default and, subject to bankruptcy court approval, to continue to finance EqualNet's receivables under a debtor in possession ("DIP") facility. On September 16, 1998, the bankruptcy court approved, on an interim basis, the DIP financing which allowed EqualNet to continue to obtain funds from RFC in the same manner as it did prior to the bankruptcy filing. The financing cost of the DIP financing is prime rate plus seven percent (7%). A final hearing to approve the DIP financing for the term of the bankruptcy proceeding is scheduled for November 24, 1998.

  EqualNet may be required to seek additional financing to obtain the approval of creditors of its plan of reorganization. The Company does not have the capital to provide the exit facility and does not currently have any commitments from outside sources. The Company does intend to raise the needed capital from outside investors and provide EqualNet with the exit facility. If the Company is able to successfully provide the exit facility, the Company would continue to own EqualNet after the bankruptcy proceedings.

                         EQUALNET COMMUNICATIONS CORP.

NOTE 4--SA TELECOM ACQUISITION

  On January 21, 1998, the Company signed an agreement with SA Telecommunications, Inc. ("SA Telecom"), a switch based, long distance telecommunications carrier serving customers primarily in Texas and California to acquire certain assets and customer bases in exchange for a combination of shares of stock, cash and assumption of certain liabilities. The transaction was subject to certain conditions, including approval of the bankruptcy court supervising the reorganization of SA Telecom under Chapter 11 of the United States Bankruptcy Code. On March 9, 1998, the Company won approval from the bankruptcy court. The purchase of SA Telecom was approved by the Company's shareholders on June 30, 1998 for approximately $3.47 million in cash and approximately $5.4 million of Series C Preferred Stock and the assumption of approximately $4 million in debt, payable to Greyrock Business Credit, subject to final closing adjustments. The Company's newly formed wholly owned subsidiary, USC Telecom, Inc. ("USC Telecom"), acquired the SA Telecom assets on July 23, 1998. Prior to the closing of this transaction and for the purpose of providing for a smooth transition of the acquired customer base, the Company and SA Telecom entered into a management agreement pursuant to which the Company managed the operations of SA Telecom from April 1, 1998 until the close of the transaction whereby the Company was responsible for any losses from SA Telecom's operations on or after April 1, 1998. SA Telecom has provided the Company with notice that the Company owes SA Telecom approximately $732,395 for operating losses during the period the management agreement was effective. The determination of operating losses under the management agreement is subject to interpretation and the Company has disputed the amount of operating losses as provided by SA Telecom. Additionally, SA Telecom is disputing the final purchase price settlement and has requested additional funding. It is most likely the Company and SA Telecom will settle these disputes at the same time and it is not possible to anticipate the outcome. Any additional amount paid by the Company, if any, is anticipated to be recorded as additional purchase consideration.

  The Company accounted for the SA Telecom acquisition using the purchase method of accounting. Accordingly, the results of operations of the acquired business is included in the Company's consolidated results of operations from the date of acquisition.

   Purchase consideration (in thousands):

      Cash paid........................................................ $ 3,569
      Fair value of preferred stock issued.............................   5,400
      Liabilities assumed..............................................   4,095
                                                                        -------
      Fair value of assets acquired (including intangibles)............ $13,064
                                                                        =======

  The Company booked an asset for customer acquisition costs of approximately $8.3 million. This asset is being amortized by applying the estimated attrition rate of the acquired customer base per month against the unamortized balance of the previous month (declining balance method) over a five-year period.

  The Company issued 196,553 shares of Series C Preferred Stock to SA Telecom as part of the purchase price. The Series C Preferred Stock is convertible at the holder's option into shares of the Company's common stock ("Common Stock") at the rate of ten (10) shares of Common Stock per share of Series C Preferred Stock, or an aggregate of 1,965,530 shares of Common Stock. The Series C Preferred Stock has a liquidation preference equal to $27.50 (plus any accrued but unpaid dividends) per share of Series C Preferred Stock.

                         EQUALNET COMMUNICATIONS CORP.

  The following results of operations have been prepared assuming the SA Telecom acquisition occurred as of the beginning of the periods presented. The pro forma operating results are not necessarily indicative of future operating results nor of results that would have occurred had the acquisition been consummated as of the beginning of the periods presented.

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                             1997       1998
                                                           ---------  ---------
                                                             (IN THOUSANDS,
                                                                 EXCEPT
                                                           PER SHARE AMOUNTS)
      Revenues............................................ $  19,721  $   9,360
      Net income (loss)................................... $  (8,824) $  (6,043)
      Net loss per share.................................. $   (1.38) $   (0.29)
                                                           =========  =========

NOTE 5--DEBT

  Netco Acquisition Corp. ("Netco"), a wholly owned subsidiary of the Company, defaulted on its note payable in the original principal amount of $6.05 million during the quarter, due to failure to make the monthly payments beginning with the July 1998 payment. These payment defaults were cured in September, 1998. Subsequent to quarter-end, the Company has been making interest-only payments on this loan under a verbal agreement with the lender. The principal amount outstanding at June 30, 1998 is classified as Debt in Default, a current liability. The principal amount outstanding as of September 30, 1998 of approximately $5.5 million is classified as a Note Payable and considered to be a long-term liability to the extent principal payments are due in more than one year.

  As of September 30, 1998, the Company was in default on its $0.4 million cash flow bridge loan obtained from Netco Acquisition, LLC, an entity owned 50% by the Willis Group, LLC ("Willis Group"), an affiliate of the Company, as no principal or interest payments have been made. The principal amount is classified as Debt in Default to an Affiliate.

  EqualNet entered into an agreement with RFC, effective June 18, 1997, which is essentially a receivable purchase arrangement which bases borrowing capacity on a percentage of EqualNet's outstanding receivables up to a maximum allowable amount of $10.0 million and allows for the lender to cease funding of new receivables without prior written notice at the lender's option. The program fee applied to the outstanding balance of net purchased receivables was prime plus 4.5% per annum (13% at June 30, 1998), but changed to prime plus 7% on September 17, 1998 (after the Chapter 11 filing). As of September 30, 1998, the amount owed to RFC under this agreement was approximately $2.2 million with a credit reserve of $144,000. This RFC agreement was extended on July 19, 1998 and subsequently amended on a temporary basis on September 17, 1998. A hearing is scheduled in Bankruptcy Court on November 24, 1998, to determine if the court will approve the RFC facility remaining in place during EqualNet's bankruptcy.

  On July 23, 1998, the Company entered into a Loan and Security Agreement with RFC which was subsequently amended on September 8, 1998 (the agreement as amended, "RFC Loan"). RFC loaned the Company approximately $1.5 million. Periodic monthly principal and interest payments of $14,812 are due commencing on November 30, 1998. The balance due on the RFC Loan is payable on June 30, 2000. Interest is payable on the outstanding principal balance in an amount equal to the prime lending rate plus 5.5%. The RFC Loan is secured by all of the assets of the Company and the stock of EqualNet and USC Telecom. In connection with the RFC Loan, the Company granted to RFC a warrant for the purchase of up to 294,000 shares of Common Stock at the exercise price equal to the arithmetic average of the closing price of the Common Stock on Nasdaq for the three trading days immediately preceding the consummation of the RFC Loan. The warrant expires

                         EQUALNET COMMUNICATIONS CORP.

July 23, 2003. Proceeds from the RFC Loan were primarily used to retire a portion of the Greyrock Business Credit loan. After taking into account the discount associated with the warrants, the RFC Loan is recorded on the Company's books at September 30, 1998 in the amount of $1,091,873.

  In connection with the July 23, 1998 SA Telecom acquisition, the Company assumed a note payable to Greyrock Business Credit of approximately $4.0 million. In August 1998, this loan was paid off with the proceeds from various RFC loans and the proceeds from a new $0.8 million loan from Greyrock. The principal balance of the Greyrock $0.8 million loan is payable on February 28, 1999. The loan bears interest at a rate of prime plus 2.5% and is secured by the assets of USC Telecom.

  In August 1998, USC Telecom entered into a receivables purchase arrangement with RFC and used the proceeds of the initial funding of $2.1 million to pay off a portion of the debt to Greyrock Business Credit ("Greyrock"), which was assumed in the SA Telecom transaction. This facility is USC Telecom's primary source of working capital. The maximum purchase commitment amount from RFC is $4.0 million, and the program fee is prime rate plus 4.0%. The term of the facility is two years from the funding date. As of September 30, 1998, the amount owed to RFC under the USC Telecom agreement was approximately $1.6 million.

  On September 2, 1998, the Company executed a loan agreement in favor of the Willis Group in the amount of $241,106. The loan documented certain advances which the Willis Group had made on the Company's behalf. The Willis Group loan is secured by the assets of the Company and each of its subsidiaries. This loan bears interest at 11% and matures on January 31, 1999.

  Effective July 31, 1998, the Company issued two 6% Senior Secured Convertible Notes due in 2001 (the "2001 Notes") in the amount of $1.5 million each to the Willis Group, an affiliate of the Company, and Genesee Fund Limited--Portfolio B ("Genesee"), a British Virgin Islands corporation, both accredited investors. The 2001 Notes are convertible into a variable number of shares of the Company's Common Stock. The 2001 Notes bear interest at 6% and interest payments are due each February 15, May 15, August 15 and November 15 commencing on November 15,1998. The 2001 Notes were issued with an original issue discount ("OID") in an initial amount of $100,000 for each note.

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

  In connection with the issuance of the 2001 Notes, the Company issued to each of the Willis Group and Genesee a warrant ("Warrant") to purchase 333,116 shares of Common Stock at a purchase price of $0.9006 per share. The Warrants expire on September 4, 2003. After taking into account the OID and an allocation of the purchase price to the Warrants, the 2001 Notes are recorded on the Company's September 30, 1998 Balance Sheet in the amount of $2.5 million. As explained below, the 2001 Notes are convertible to Common Stock at a discount to market. The conversion discount of $0.45 million was recorded as interest expense and paid in capital.

  Any holder of a 2001 Note may convert the 2001 Note, in whole or in part, into shares of Common Stock at a conversion price per share equal to the lesser of:

  The product of (1) the average of the lowest sales price of the Common Stock on Nasdaq for the five days immediately preceding the date of conversion and (2) 85% (subject to reduction pursuant to the terms of the 2001 Notes); and

  $0.9006 (subject to reduction pursuant to the terms of the 2001 Notes).

                         EQUALNET COMMUNICATIONS CORP.

  The 2001 Note agreements are being submitted to the shareholders for approval and ratification at the annual meeting of the shareholders tentatively scheduled in January, 1999. This is being done to comply with rules of Nasdaq Stock Market that require such approval for any transaction involving the issuance of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the issuer's outstanding common stock for less than the market value of the common stock.

  If the 2001 Note agreements are not ratified by the shareholders at the Meeting, the holders of the 2001 Notes and the Series D Preferred Stock will have the right to require the Company to redeem, at a 115% premium, all of the 2001 Notes and the Series D convertible preferred stock ("Series D Preferred Stock"). The payment of the entire principal amount of the 2001 Notes and the entire value of the outstanding Series D Preferred Stock, and the 15% premium thereon, would have a material adverse effect on the Company's financial condition. The Company does not have adequate funds to effect any such redemption.

NOTE 6--SERIES D PREFERRED STOCK

  In connection with the 2001 Notes transaction, the Company issued to certain buyers, in the aggregate, approximately 3,750 shares of Series D Preferred Stock in exchange for, in the aggregate, 3,000,000 shares of Common Stock and exchange fees of, in the aggregate, $200,000. Each share of Series D Preferred Stock will be entitled to receive dividends at a rate of $60 per share per year, payable in cash or additional shares of Series D Preferred Stock.

  Holders of shares of Series D Preferred Stock have the right to convert each of their shares into a number of shares of Common Stock equal to the quotient of:

  the sum of (1) $1,000 (subject to adjustment pursuant to the Series D Preferred Stock documents), (2) accrued but unpaid dividends to the applicable conversion date on the share of Series D Preferred Stock being converted and (3) accrued but unpaid interest on the dividends on the share of Series D Preferred Stock being converted; and

an amount equal to the lesser of:

  the product of (1) the average of the lowest sales price of the Common Stock on Nasdaq for any five trading days during the 25 trading days immediately preceding the conversion date and (2) 85% (subject to downward adjustment, if applicable, pursuant to the Series D Preferred Stock documents); and

  $1.2281 (subject to reduction pursuant to the Series D Preferred Stock documents),

subject to adjustment pursuant to the anti-dilution provisions.

  The Company has the option to redeem any of the shares of Series D Preferred Stock which have not been previously converted at a redemption price determined by a formula which includes a substantial premium to the underlying liquidation preference. The Series D Preferred Stock has a liquidation preference equal to $1,000 (plus accrued and unpaid dividends plus interest thereon) per share of Series D Preferred Stock.

  The Series D Preferred shareholders can require the Company to redeem all shares if any of a number of events occur. The Series D Preferred shareholders have agreed to waive certain redemption rights effective September 30, 1998, to allow the Series D Preferred Stock to be classified as equity on the Company's Balance Sheet as of September 30, 1998. The Company has recorded $1.9 million of Series D Preferred Stock as of September 30, 1998. This amount was equal to the exchange fees plus the product of 3,000,000 shares of Common Stock exchanged in the transaction multiplied by the closing price per share of Common Stock on the date of the exchange.

                         EQUALNET COMMUNICATIONS CORP.

NOTE 7--INCOME TAXES

  The Company recorded a valuation allowance amounting to the entire net deferred tax asset balance at September 30, 1998, due to operating losses which give rise to uncertainty as to whether the deferred tax asset is realizable. The Company has recorded no income tax benefit for the period ended September 30, 1998.

NOTE 8--LIQUIDITY AND WORKING CAPITAL DEFICIT

  The Company's sole current source of capital is provided by receivable sales agreements with RFC. The Company's two operating subsidiaries, EqualNet and USC Telecom, have accounts receivable purchase agreements with RFC. Funding under these agreements are based on specific accounts receivable eligibility requirements with the primary factor being the collections history per account. Funding percentages have declined during the quarter due to billing delays, errors in bills and related collections problems.

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

NOTE 9--COMMITMENTS AND CONTINGENCIES

  At September 30, 1998 EqualNet had an agreement with AT&T which was scheduled to expire in April 2000. The agreement covered the pricing of the services and established minimum semi-annual revenue commitments ("MSARCs") which had to be met to receive the contractual price and to avoid shortfall penalties. The commitment with AT&T was segregated into components differentiated by the type of traffic. At September 30, 1998, EqualNet had not yet reached the completion of the term of the third MSARC. EqualNet estimated its shortfall position to be approximately $11.6 million at the end of the third MSARC period in October 1998. If the contract with AT&T is terminated prior to the expiration of the full term, either by EqualNet or by AT&T for non-payment, EqualNet will be liable for the total amount of the unsatisfied MSARC for the period in which the discontinuance occurs and for 50% of the MSARCs for each semi-annual period remaining in the contract tariff term, which amounts to an estimate of $29.1 million.

  As a result of its bankruptcy filing, effective October 31, 1998, EqualNet rejected its contract with AT&T. Any liabilities for MSARC relating to periods after the rejection date will likely be treated in the bankruptcy as pre-petition unsecured indebtedness. Due to the amount of EqualNet's secured indebtedness (approximately $16.0 million), it is unlikely AT&T would realize significant benefits even if it does assert its claim for additional MSARC payments.

  On October 31, 1998, EqualNet entered into a switchless resale operator agreement with U.S. Republic Communications, Inc. ("U.S. Republic"). As a result of this agreement, EqualNet was able to replace its AT&T contract, which was rejected in bankruptcy, with a wholesale carrier agreement with U.S. Republic. This was a seamless transition for EqualNet's customers since U.S. Republic provides its carrier services on the AT&T network. The term of the agreement is month-to-month and there are no MSARC requirements. EqualNet's cost of service is slightly better under the U.S. Republic contract than EqualNet's previous AT&T agreement. EqualNet is required to prepay for services provided by U.S. Republic and has entered into an agreement whereby RFC remits funds directly to U.S. Republic initially up to $150,000 per week limited to the total fundings otherwise available from RFC to EqualNet.

                         EQUALNET COMMUNICATIONS CORP.

  In August, 1998, the Company executed a telecommunications services agreement with Frontier Communications of the West, Inc. ("Frontier"). The Company's operating subsidiaries are utilizing this switchless resale agreement to provide services to a portion of their customers. Beginning in December, 1998, the Company has a take-or-pay commitment to Frontier of $250,000 per month. The Company believes it will meet its take-or-pay commitment throughout the term of the agreement which extends to September, 2000. Frontier received a subordinated security interest in the customers of the Company as collateral for the extension of credit under this agreement.

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

  On August 13, 1998, Steverson & Company, Inc. filed suit against the Company in case number 704,244 in the County Civil Court at Law Number 2 of Harris County Texas seeking damages in the amount of $22,892.78 plus attorneys fees and court costs. The Company maintains that these charges were for temporary services personnel utilized by EqualNet, and not the Company. The invoices are addressed to EqualNet Communications, the former name of EqualNet Corporation before its name change on November 28, 1994. The dates on the invoices run from June 16, 1998 through August 11, 1998. EqualNet Holding Corp. did not formally change its name to Equalnet Communications Corp. until June 30, 1998. Due to the fact that these charges may be a claim in the bankruptcy proceedings of EqualNet discussed below, it is impossible at this time to state with any degree of certainty the ultimate exposure of either the Company or EqualNet in this matter.

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

                         EQUALNET COMMUNICATIONS CORP.

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

  On September 21, 1998, Cyberserve, Inc., WSHS Enterprises, Inc. and William Stuart (collectively "Bluegate") filed suit in the 215th District Court of Harris County, Texas in case number 98-45115 against the Company, Willis Group, LLC, Mark A. Willis, and Netco Acquisition LLC alleging damages for breach of contract, breach of an employment agreement, fraud and fraud in the inducement, statutory fraud in a stock transaction, tortious interference with a contract, conspiracy, and quantum meruit. The matters complained of originated with a letter of intent dated on or about October 28, 1997, wherein the Company proposed the purchase of certain assets of Cyberserve, Inc. and WSHS Enterprises, Inc. subject to the performance of due diligence by the parties. Bluegate and certain of its shareholders had threatened to sue the Company in the event the proposed transaction was not consummated substantially in conformity with the terms set forth in the Letter of Intent. The damages Bluegate alleges it incurred were as a result of, among other things, the claimed modification of its business to its detriment in anticipation of the integration of its operations with those of EqualNet. It is impossible to determine with any degree of certainty what, if any, liability the Company, or any of its subsidiaries, may incur in this matter. The total amount of damages are unspecified, but include a demand for a cash payment of $685,000, a sufficient number of shares of Common Stock of the Company for the payment of $585,000, an additional 525,000 shares of Common Stock, and other damages. The Company vehemently denies any wrongdoing or liability in this matter and intends to vigorously defend itself against all claims of the plaintiffs.

  On September 29, 1998, SA Telecommunications Incorporated asserted claims pursuant to the Purchase Agreement against USC Telecom, Inc. and the Company for (i) $732,395 in operating losses for the period from April 1 through July 22, 1998, (ii) $278,377 for damages for delayed or unbillable revenue through USBI/ZPDI, (iii) reimbursement of $8,149 for switch site leases, (iv) payment of Specified Network Contracts Liabilities (amount not specified), (v) delivery of 5,358 shares of Series C Preferred Stock escrowed at closing, and
(vi) for return of certain leased equipment not owned by SA Telecommunications but previously in its possession and allegedly removed by EqualNet or USC Telecom. The Company and USC Telecom dispute each of the claims asserted by SA Telecommunications in its demand.

  During the past several months, EqualNet and the Company have experienced severe liquidity problems and have received numerous notices of default in payment of trade creditors and other financial obligations. For example and without providing an exhaustive list, EqualNet has received notice of default of its agent agreements with Walker Direct, Inc., Future Telecom Networks, Inc., Global Pacific Telecom, Inc. and others, making demand for the payment of commissions due and for mediation pursuant to the terms of their agent agreements. Netco Acquisition LLC presented a notice dated August 25, 1998 under the terms of the Tri-Party Agreement

                         EQUALNET COMMUNICATIONS CORP.

and Assignment dated January 20, 1998 between Netco Acquisition LLC, EqualNet Corporation and Cyberserve, Inc. alleging that EqualNet had defaulted in the repayment of its $400,000 promissory note, and as a result, it was enforcing its rights to foreclose on the web page customer base of EqualNet. In addition EqualNet defaulted in making timely payments under the $1,183,059.03 promissory note payable to Sprint Communications Company L.P., in the timely payments to AT&T Corp., Premier Communications and MCI WorldCom for carrier services. In addition, EqualNet received notice it was in default of its lease agreement with Caroline Partners Ltd., the landlord for the office space occupied by the Company and its subsidiaries, and that the landlord had exercised its right to offset rents due against the letter of credit EqualNet had provided as a security deposit for the landlord's benefit. Norwest Equipment Finance, Inc. has notified EqualNet of its default in the payment for leased furniture currently being utilized by EqualNet in the operation of its business. The remaining amount owed under such lease is in excess of $100,000. The bankruptcy proceedings of EqualNet discussed below make it impossible at this time to state with any degree of certainty the ultimate exposure of either the Company or EqualNet in these matters.

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

NOTE 10--SUBSEQUENT EVENTS

  The Company's Common Stock currently trades on the Nasdaq Stock Market ("Nasdaq"). If the Company fails to maintain the minimum bid price, the minimum public float, or the minimum tangible assets requirements of Nasdaq, the Common Stock could be subject to delisting therefrom. On September 30, 1998, Nasdaq notified the Company it would be delisted on December 31, 1998 if its average closing bid price does not equal or exceed the $1.00 minimum bid price requirement for ten consecutive trading days during the 90 day period ending December 29, 1998. On October 8, 1998, Nasdaq also notified the Company that it would be delisted if the market value of its public float was not equal to or greater than $5.0 million for a minimum of ten consecutive trading days during the period from October 9, 1998 to January 6, 1999.

  On October 16, 1998, based on the Company's financial position at June 30, 1998, Nasdaq also notified the Company that the Company was not in compliance with Nasdaq's tangible net assets requirements. Nasdaq informed the Company that failure to comply with this requirement could result in the removal of the Company's stock from trading on the Nasdaq National Market. Nasdaq also requested additional information regarding the Company's plan to achieve compliance with Nasdaq National Market listing requirements. As of September 30, 1998, the Company was again not in compliance with Nasdaq's tangible net assets requirement for listing of the Company's Common Stock for trading on Nasdaq's National Markets.

  If the Company can not comply with Nasdaq's continued listing requirements then the Company's common stock would be subject to being removed from trading on the Nasdaq National Market, although trading in the Company's stock could continue on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers (the "OTC"), which could have an adverse effect on the liquidity of the Company's Common Stock.

  On October 24, 1998, the Company signed an agreement to acquire substantially all of the assets of Limit, LLC d/b/a ACMI ("ACMI"), a network marketing company with approximately 2,500 independent agents. The

                         EQUALNET COMMUNICATIONS CORP.

Company intends to sell its telecommunication services through ACMI's agents. The transaction which is subject to a number of items, including completion of due diligence, is expected to be completed in early 1999. There can be no assurance the transaction will close.

  For the nine month period ended September 30, 1998, ACMI had gross revenues of approximately $1 million and earnings before interest, taxes, and depreciation of approximately $0.2 million. As of the same date, ACMI's book basis in its assets was approximately $1 million.

  The Company will initially issue 2.5 million shares of Common Stock to ACMI and assume a note payable of $1 million in exchange for substantially all of the assets of ACMI. ACMI may repurchase the assets from the Company if certain events occur post closing. Under the agreement, ACMI may receive additional shares of Common Stock if the average closing price per share of Common Stock is less than $0.75 for the period between 150 and 180 days after the closing date. At the end of each year for the three years subsequent to closing, ACMI is also entitled to receive additional shares of Common Stock if it meets certain targeted performance measures. The Company also has the right to unwind the transaction if ACMI is unable to sell 10,000 new long distance accounts within the six month period after closing.

  On October 19, 1998, the Company signed an agreement with S4 Communications Corporation ("S4") to acquire all of the equity interest of S4. S4 is a provider of telecommunications services in the Chicago, Illinois area. S4 has monthly gross revenues of approximately $.27 million and is marginally profitable. Closing of the transaction is subject to the completion of due diligence, which is expected to be completed in late 1998. There can be no assurance the transaction will ultimately close.

  The Company will initially issue 642,666 shares of Common Stock and issue a $.24 million note in exchange for the stock of S4. S4 shareholders have the opportunity to receive another 400,000 shares of Common Stock if certain events occur during the six month period prior to the closing date. The number of shares issued in this transaction will be adjusted upward if the average daily closing price of the Company's Common Stock for the three month period ending on December 31, 1998 is less than $1 per share.

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

 Results of Operations

  Sales for the three months ended September 30, 1998 increased 1% to $8.4 million compared to sales of $8.3 million for the same period of the prior year. Gross margin decreased during the current quarter to $0.5 million compared to $2.1 million for the same period of the prior year. The net loss for the three months ended September 30, 1998, was $6.2 million and included no tax benefit. The net loss for the corresponding period in the previous year was $2.1 million and included no tax benefit.

  The following table sets forth for the fiscal periods indicating the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income:

                                                     THREE MONTHS THREE MONTHS
                                                        ENDED        ENDED
                                                       9/30/97      9/30/98
                                                     ------------ ------------
   Revenues.........................................    100.0%       100.0%
   Cost of revenues.................................     75.2%        93.9%
                                                        -----        -----
   Gross margin.....................................     24.8%         6.1%
   Selling, general and administrative expenses.....     32.0%        43.6%
   Depreciation and amortization....................     13.4%        26.4%
                                                        -----        -----
   Operating income (loss)..........................    (20.6%)      (63.9%)
   Other income (expense)
     Interest expense...............................     (4.2%)       (8.7%)
     Miscellaneous..................................     (0.3%)        0.0%
                                                        -----        -----
                                                         (4.5%)       (8.7%)
                                                        -----        -----
   Loss before federal income taxes and
    reorganization costs............................    (25.1%)      (72.6%)
   Provision for federal income taxes...............      0.0%         0.0%
                                                        -----        -----
   Net loss before reorganization costs.............    (25.1%)      (72.6%)
   Reorganization costs.............................       --         (0.8%)
                                                        -----        -----
   Net loss.........................................    (25.1%)      (73.4%)
                                                        =====        =====

 Sales

  The Company's sales in the three months ended September 30, 1998 increased to $8.4 million compared to $8.3 million for the comparable period of the prior year. During the current quarter, the Company reported sales of $3.5 million related to the customers acquired on July 23, 1998 from SA Telecom. Excluding sales from the acquired customers, the Company's sales decreased 40.9% to $4.9 million in the current quarter compared to $8.3 million for the comparable period of the prior year. Total billable minutes for the quarter ended September 30, 1998 increased 32.2% to 39.0 million minutes from 29.5 million minutes for the same period of the prior year. During the current quarter, 22.2 million billable minutes were attributable to the SA Telecom customers.

  The decline in revenues and billable minutes of the Company's historical customer base, exclusive of the SA Telecom customers, was the result of the continued rate of attrition for existing customers and a decline in sales and marketing efforts. The Company's continuing liquidity problems during this time frame have not allowed for the funding of any significant marketing activities.

 Cost of Sales

  The cost of sales for the three months ended September 30, 1998, increased 25.4% to $7.9 million compared to $6.3 million for the comparable period of the prior year. The current quarter increase was primarily attributable to costs associated with the Company's network of switches ("Network") which were marginally utilized. Cost of sales as a percentage of sales increased to 93.9% for the three months ended September 30, 1998, from 75.2% for the corresponding period in the previous year. The primary cause of the increase was the costs associated with the Network.

  The Company's cost of long-distance (which is a component of cost of sales) increased as a percentage of sales to 72.7% from 54.5% for the three months ended September 30, 1998, and 1997, respectively. The increase in the percentage in the first quarter of fiscal 1999, is the result of the costs associated with the Network and transitional costs related to the transfer of SA Telecom customers to a different provider. The total long distance costs during the current quarter of $6.1 million includes approximately $1.7 million related to the Network.

  Commission expense as a percent of sales increased to 7.8% for the first quarter of fiscal 1999, compared to 7.4% for the first quarter of fiscal 1998.

  Billing expense as a percentage of sales decreased to 6.9% for the three months ended September 30, 1998 compared to 8.4% for the same period in the previous year. This is a result of the small number of SA Telecom customers billing through Local Exchange Carriers ("LECs") as compared to the high percentage of LEC billings by the Company's historical customer base. Billings through the LECs represented 25.1% and 45.7% of the Company's revenues for the three months ended September 30, 1998, and 1997, respectively. The cost of billing through LECs is generally greater than billing customers directly.

  Bad debt expense as a percentage of sales for the three months ended September 30, 1998 was 5.0% of sales, which was the same percentage for the three months ended September 30, 1997.

 Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased 37.0% to $3.7 million for the three months ended September 30, 1998, from $2.7 million for the same period of the prior year. Selling, general and administrative expenses increased as a percentage of sales to 43.6% for the three months ended September 30, 1998, from 32.0% for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of sales relates primarily to the substantial increase in the size of the Company's infrastructure during the last quarter of fiscal 1998.

  Salary expense increased $330,577 for the quarter ended September 30, 1998, compared to the same quarter of the previous year. Most of this increase related to the addition of former SA Telecom employees.

  During the comparative three month periods, departmental direct expenses increased $566,000 and administrative costs increased by $80,000. The increase in departmental expenses resulted in part from an increase in legal and professional fees, registration fees associated with USC Telecom, and other one-time charges. Lease expense over the comparative periods increased approximately $90,000.

 Depreciation and Amortization

  Depreciation and amortization increased 50.0% to $2.2 million for the quarter ended September 30, 1998, as compared to $1.1 million for the same period in the previous year. The increase relates to current quarter costs for depreciation on the Network of $0.6 million and amortization of the SA Telecom customer acquisition costs of $1.1 million. The Company did not own either of these assets during the same period of the prior year.

 Liquidity and Capital Resources

  The Company utilized $2.3 million in cash flow from operations for the three months ended September 30, 1998, compared to generating $1.0 million for the same period of the prior year. Cash flow deficits in the current quarter were attributable to operating losses incurred by the Company.

  Cash used in investing activities totaled $600,000 for the three months ended September 30, 1998, compared to $237,000 for the same period of the previous year. The primary use of cash for investing activities during the period ended September 30, 1998, was for cash paid in connection with the SA Telecom acquisition.

  Net cash generated in financing activities was $2.9 million for the three months ended September 30, 1998, compared to the utilization of $0.8 million for the same period of the previous year. The majority of this amount was generated from the proceeds received from the issuance of the 2001 Notes. The Company's declining revenue base, and the resulting reduction in receivables, have resulted in a significant decrease in funds available under the Company's receivables funding arrangement.

  EqualNet is seeking bankruptcy court approval for the DIP financing (see
Note 3 to the Consolidated Financial Statements). If the approval is not obtained, it is unlikely EqualNet will have the necessary liquidity to continue its business.

  As more fully described in Note 5 to the Consolidated Financial Statements, the Company is submitting to its shareholders for approval of the 2001 Note and Series D Preferred Stock transactions. If these transactions are not approved, the shareholders have the right to require the Company to redeem the 2001 Notes and Series D Preferred Stock. The Company does not have adequate funds to effect such redemption.

  As discussed in the notes to the financial statements, the Company has significant potential additional liabilities which might result from the bankruptcy proceedings or reorganization. The Company currently does not have the capital to settle these potential future liabilities. The Company will continue to seek additional capital should these liabilities materialize. However, no assurance can be made that such capital will be available to meet these potential obligations and the Company may be required to seek additional protection under the bankruptcy laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  No significant change.

                          PART II--OTHER INFORMATION

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

  On September 21, 1998, Cyberserve, Inc., WSHS Enterprises, Inc. and William Stuart (collectively "Bluegate") filed suit in the 215th District Court of Harris County, Texas in case number 98-45115 against the Company, Willis Group, LLC, Mark A. Willis, and Netco Acquisition LLC alleging damages for breach of contract, breach of an employment agreement, fraud and fraud in the inducement, statutory fraud in a stock transaction, tortious interference with a contract, conspiracy, and quantum meruit. The matters complained of originated with a letter of intent dated on or about October 28, 1997, wherein the Company proposed the purchase of certain assets of Cyberserve, Inc. and WSHS Enterprises, Inc. subject to the performance of due diligence by the parties. Bluegate and certain of its shareholders had threatened to sue the Company in the event the proposed transaction was not consummated substantially in conformity with the terms set forth in the Letter of Intent. The damages Bluegate alleges it incurred were as a result of, among other things, the claimed modification of its business to its detriment in anticipation of the integration of its operations with those of EqualNet. It is impossible to determine with any degree of certainty what, if any, liability the Company, or any of its subsidiaries, may incur in this matter. The total amount of damages are unspecified, but include a demand for a cash payment of $685,000, a sufficient number of shares of Common Stock of the Company for the payment of $585,000, an additional 525,000 shares of Common Stock, and other damages. The Company vehemently denies any wrongdoing or liability in this matter and intends to vigorously defend itself against all claims of the plaintiffs.

  On September 29, 1998, SA Telecommunications Incorporated asserted claims pursuant to the Purchase Agreement against USC Telecom, Inc. and the Company for (i) $732,395 in operating losses for the period from April 1 through July 22, 1998, (ii) $278,377 for damages for delayed or unbillable revenue through USBI/ZPDI, (iii) reimbursement of $8,149 for switch site leases, (iv) payment of Specified Network Contracts Liabilities (amount not specified), (v) delivery of 5,358 shares of Series C Preferred Stock escrowed at closing, and
(vi) for return of certain leased equipment not owned by SA Telecommunications but previously in its possession and allegedly removed by EqualNet or USC Telecom. The Company and USC Telecom dispute each of the claims asserted by SA Telecommunications in its demand.

  During the past several months, EqualNet and the Company have experienced severe liquidity problems and have received numerous notices of default in payment of trade creditors and other financial obligations. For example and without providing an exhaustive list, EqualNet has received notice of default of its agent agreements with Walker Direct, Inc., Future Telecom Networks, Inc., Global Pacific Telecom, Inc. and others, making demand for the payment of commissions due and for mediation pursuant to the terms of their agent agreements. Netco Acquisition LLC presented a notice dated August 25, 1998 under the terms of the Tri-Party Agreement and Assignment dated January 20, 1998 between Netco Acquisition LLC, EqualNet Corporation and Cyberserve, Inc. alleging that EqualNet had defaulted in the repayment of its $400,000 promissory note, and as a result, it was enforcing its rights to foreclose on the web page customer base of EqualNet. In addition EqualNet defaulted in making timely payments under the $1,183,059.03 promissory note payable to Sprint Communications Company L.P., in the timely payments to AT&T Corp., Premier Communications and MCI WorldCom for carrier services. In addition, EqualNet received notice it was in default of its lease agreement with Caroline Partners Ltd., the landlord for the office space occupied by the Company and its subsidiaries, and that the landlord had exercised its right to offset rents due against the letter of credit EqualNet had provided as a security deposit for the landlord's benefit. Norwest Equipment Finance, Inc. has notified EqualNet of its default in the payment for leased furniture currently being utilized by EqualNet in the operation of its business. The remaining amount owed under such lease is in excess of $100,000. The bankruptcy proceedings of EqualNet discussed below make it impossible at this time to state with any degree of certainty the ultimate exposure of either the Company or EqualNet in these matters.

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

ITEM 2. CHANGES IN SECURITIES

  On July 23, 1998, the Company issued to RFC a warrant for the purchase of 294,000 shares of Common Stock at an exercise price of approximately $1.83 per share, subject to adjustment (the "RFC Warrant"). The RFC Warrant is exercisable for five years. The RFC Warrant was issued in connection with a loan transaction pursuant to which the Company received a loan in the aggregate amount of approximately $1.5 million.

  Effective July 31, 1998, the Company issued two 6% Senior Secured Convertible Notes due in 2001 (the "2001 Notes") in the amount of $1.5 million each to Willis Group LLC and Genesee Fund Limited-Portfolio B ("Genesee"), both accredited investors. The 2001 Notes are convertible into a variable number of shares of the Company's Common Stock. Ownership percentage upon conversion is currently limited to no more than 4.9% of the outstanding shares of Common Stock. The 2001 Notes bear interest at 6% and interest payments are due each February 15, May 15, August 15 and November 15 commencing on November 15, 1998; such interest may be paid in the form of cash or by the issuance of additional notes.

  Any holder of a 2001 Note may convert the 2001 Note, in whole or in part, into shares of Common Stock at a conversion price per share equal to the lesser of:

  the product of (1) the average of the lowest sales price of the Common Stock on Nasdaq for the five days immediately preceding the date of conversion and (2) 85% (subject to reduction pursuant to the terms of the 2001 Notes); and

  $0.9006 (subject to reduction pursuant to the terms of the 2001 Notes).

  In connection with the issuance of the 2001 Notes, the Company issued to each of Willis Group and Genesee a warrant (each, a "Warrant," and collectively, the "Warrants") to purchase 333,116 shares of Common Stock at a purchase price of $0.9006 per share, subject to adjustments. The Warrants are exercisable for five years. In addition, the Company issued to Willis Group and Advantage Fund Limited, an accredited investor, 3,750 shares of its Series D Convertible Preferred Stock ("Series D Preferred").

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

  Holders of shares of Series D Preferred will have the right to convert each of their shares into a number of shares of Common Stock equal to the quotient of:

  the sum of (1) $1,000 (subject to adjustment pursuant to the Series D Preferred documents), (2) accrued but unpaid dividends to the applicable conversion date on the share of Series D Preferred being converted and (3) accrued but unpaid interest on the dividends on the share of Series D Preferred being converted; and an amount equal to the lesser of:

    the product of (1) the average of the lowest sales price of the Common Stock on Nasdaq for any 5 trading days during the 25 trading days immediately preceding the conversion date and (2) 85% (subject to downward adjustment, if applicable, pursuant to the Series D Preferred documents); and

    $1.2281 (subject to reduction pursuant to the Series D Preferred documents), subject to adjustment pursuant to the anti-dilution provisions.

  The 2001 Notes, the Warrants and the Series D Preferred were issued in exchange for aggregate consideration of $3,000,000 and 3,000,000 shares of Common Stock. The Company has reserved an aggregate of 13,043,468 shares of Common Stock for issuance upon conversion of the 2001 Notes and the Series D Preferred and exercise of the Warrants and 294,000 shares of Common Stock for issuance upon the exercise of the RFC Warrant.

  The Company believes that the offering and sale of each of the 2001 Notes, the Series D Preferred, the Warrants and the RFC Warrant is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  The Company has not made the dividend payments required under the Series A Preferred Stock agreement. The holder of the stock has agreed to amend the Series A Preferred Stock agreement. If said agreement is approved by the Company's shareholders at the next shareholder meeting, the Company will no longer be in default on the Series A Preferred Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD--LOOKING STATEMENTS:

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

CAUTIONARY STATEMENTS:

  See "Special Note Regarding Forward-Looking Statements".

  No Assurance Of Additional Necessary Capital--EqualNet and Wholesale filed for Chapter 11 protection in September of 1998. The Company may need additional capital to obtain the creditor's approval of a plan of reorganization for EqualNet. In addition, it is likely that additional capital may be needed to fund operating deficits of the Company's other subsidiaries during the foreseeable future. There can be no assurances that the Company will be able to obtain the necessary capital or sufficiently reduce EqualNet's liabilities to continue to operate the Company.

  Attrition Rates--In the event the Company experiences attrition rates in excess of those anticipated either as a result of increased provisioning times by its underlying carrier, the purchase of poorly performing traffic, or the inability to properly manage the existing customer base, additional charges that affect earnings may be incurred.

  Dependence On Independent Marketing Agents--USC Telecom has a small internal sales force and obtains the majority of its new customers from independent marketing agents ("Agents"). USC Telecom's near-term ability to expand its business depends upon whether it can continue to maintain favorable relationships with existing Agents and recruit and establish new relationships with additional Agents. No assurances can be made as to the willingness of the existing Agents to continue to provide new orders to USC Telecom or as to USC Telecom's ability to attract and establish relationships with new Agents.

  Dependence On Other Facilities-Based Carriers--The Company, even though it now owns nine switches, depends upon other carriers to provide the telecommunications services that it resells to its customers and the detailed information upon which it bases its customer billings. The Company's near-term ability to expand its business partially depends upon whether it can continue to maintain relationships with MCI WorldCom, Frontier, U.S Republic and Sprint. The loss of the telecommunications services that the Company receives from any of these vendors could have a material adverse effect on the Company's results of operations and financial condition.

  Carrier Commitments--The Company and EqualNet have significant commitments with certain carriers to resell long-distance services. The Company's contract with its carriers contain clauses that could materially and adversely impact the Company should the Company incur a shortfall in meeting its commitments.

  To the extent that these carriers are considered to be utilities in EqualNet's bankruptcy proceeding, these carriers will be entitled to adequate assurance of payment for carrier services after September 10, 1998, the Bankruptcy Filing Date. Adequate assurance may be in the form of cash deposits or advance payments in an amount determined by the court as sufficient to provide these carriers with adequate assurance of payment. The failure to provide adequate assurance of payment for future services would give these carriers the right to discontinue to provide such services. Current sources of funds from operations and working capital may not be sufficient to provide the amount of adequate assurance of payment required by these carriers. There can be no assurance that EqualNet will be able to secure funding for the amount of any adequate assurance that may be required of EqualNet.

  Billing System Problems--EqualNet converted to a new customer management, billing and rating system--AMS, purchased from Platinum Communications in March 1998. Unlike NetBase (the system used for most of fiscal year 1998 prior to conversion), AMS has capabilities required for switch-based data gathering, rating and billing. The conversion coincided with the acquisition of a new customer base (SA Telecom) and a migration to a switch based environment, considerable billing errors and delays occurred. Additionally, there are aspects of AMS that could require continuing support from Platinum Communications. This reliance upon an outside source for billing system troubleshooting has slowed the conversion recovery process. As of November 13, 1998 EqualNet is engaged in a conversion to CostGuard ENTERPRISE, an industrial class rating, billing and customer care system built on a Microsoft SQL Server database platform. The Company should complete this conversion in December, 1998. This system is being purchased from Info Directions, Inc., "IDI" and is expected to dramatically improve rating speed and billing accuracy. Also, EqualNet expects to be able to more readily extract meaningful data and management reports from CostGuard. The system design is flexible enough to respond to rapid changes in the telecommunications marketplace. In fiscal year 1998, EqualNet recorded a write-off of $270,000 for NetBase and estimated the useful life of AMS to be approximately one year until the CostGuard system can be implemented. The new system, CostGuard, will cost $272,000 initially, then $68,000 per year in subsequent years for ongoing support and software upgrades. There can be no assurance that the IDI billing system will fully meet EqualNet's current and on going needs. If the IDI system fails to provide the expected results, EqualNet may need to invest in other alternative billing systems.

  Relationships With State Regulatory Agencies--EqualNet's and USC Telecom's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification or registration requirements. EqualNet and USC Telecom must generally obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. Any failure to maintain proper certification in jurisdictions in which either of these companies provide a significant amount of intrastate long-distance service could have a material adverse effect on the Company's business.

  Volatility Of Securities Prices--Historically, the market price of the Common Stock has been highly volatile. During the period July 1, 1997, to September 30, 1998, the market price for the Common Stock as reported by The Nasdaq Stock Market has ranged from a high of $3.25 per share to a low of $.281 per share. There can be no assurance that the market price of the Common Stock will remain at any level for any period of time or that it will increase or decrease to any level. Changes in the market price of the Common Stock may bear no relation to the Company's actual operational or financial results.

  In addition, if the Company fails to maintain the minimum bid price ($1.00 per share) or the minimum net tangible assets ($4.0 million) requirements of Nasdaq, the Common Stock would be subject to delisting by Nasdaq. On September 30, 1998, Nasdaq notified the Company that it would be delisted if the closing bid price for its Common Stock is not equal to or greater than $1.00 for a minimum of ten consecutive trading days during the period from October 1, 1998 to December 29, 1998. On October 8, 1998, Nasdaq also notified the Company that it would be delisted if the market value of its public float was not equal to or greater than $5.0 million for a minimum of ten consecutive trading days during the period from October 9, 1998 to January 6, 1999. On October 8, 1998, Nasdaq notified the Company that it would be delisted if it does not submit an acceptable plan to increase its minimum net tangible assets from the present level to the $4 million requirement. The Company anticipates submitting this plan in January, 1999. There can be no assurance the Common Stock will continue to be listed on Nasdaq.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits

   27.1 Financial Data Schedule

  b. Reports on Form 8-K

   The Company filed a Current Report on Form 8-K on September 10, 1998, reporting under item 3.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EQUALNET HOLDING CORP.

       November 20, 1998                  /s/ David L. Kerr
Date: _________________________           -------------------------------------
                                          David L. Kerr, Interim Chief
                                          Financial Officer
                                          (duly authorized officer and
                                           principal financial officer)