Form 10-Q
period 1998-12-31
EQUALNET COMMUNICATIONS CORP
filed 1999-02-19
CIK 936163

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ____________, 19__ to __________, 19__.

                        Commission File Number:  0-25482

                         EQUALNET COMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in its Charter)

             TEXAS                                76-0457803
(State of Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)             Identification Number)

                          1250 WOOD BRANCH PARK DRIVE
                             HOUSTON, TEXAS  77079
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

                           Yes   X         No
                               -----          -----

 There were 18,385,832 shares of the Registrant's $.01 par value common stock outstanding as of February 16, 1999.

Part I   Financial Information
Item 1.  Financial Statements


                         EQUALNET COMMUNICATIONS CORP.
                          CONSOLIDATED BALANCE SHEETS


                                                                         June 30,           December 31,
                                                                          1998                 1998
                                                                       -----------          -------------
                                                                           (Note)            (Unaudited)
Assets
Current assets
    Cash and equivalents                                               $   459,581            $         -
    Accounts receivable, net of allowance
      for doubtful accounts of $1,034,253 at June 30,
      1998 and $1,821,414 at December 31, 1998                           5,839,284              9,909,274
    Due from agents                                                      1,596,590                603,429
    Advance on acquisition purchase price                                3,014,000                      -
    Prepaid expenses and other                                             109,684                735,742
                                                                       -----------            -----------
Total current assets                                                    11,019,139             11,248,445

Property and equipment
    Computer equipment                                                  17,824,993             17,937,062
    Office furniture and fixtures                                        1,209,032              1,209,032
    Leasehold improvements                                               1,177,592              1,185,927
                                                                       -----------            -----------
                                                                        20,211,617             20,332,021
    Accumulated depreciation and amortization                           (4,837,626)            (6,546,152)
                                                                       -----------            -----------
                                                                        15,373,991             13,785,869

Customer acquisition costs, net of
    accumulated amortization of $14,381,407
    at June 30, 1998 and $17,240,636 at
    December 31, 1998                                                      355,984              6,297,219
Other assets                                                             1,011,333                688,346
                                                                       -----------            -----------
Total assets                                                           $27,760,447            $32,019,879
                                                                      ============            ===========

Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

                         EQUALNET COMMUNICATIONS CORP.
                          CONSOLIDATED BALANCE SHEETS




                                                                          June 30,                   December 31,
                                                                            1998                         1998
                                                                       --------------              ---------------
                                                                           (Note)                     (Unaudited)
Liabilities and shareholders'  equity
Current Liabilities Not Subject to Compromise
      Payable to providers of long distance services                    $   6,627,711                  $ 1,499,770
      Accounts  payable                                                     4,237,310                    4,605,200
      Accrued expenses                                                      3,838,315                    1,456,624
      Accrued sales taxes                                                     205,108                      994,244
      Notes payable to long distance providers                              1,183,059                            -
      Debt in default                                                       5,752,535                            -
      Debt in default to an Affiliate                                         400,000                            -
      Contractual obligations with regard to receivable
        sales agreement                                                     2,334,710                    2,189,446
      Notes Payable                                                                 -                    1,256,300
                                                                         ------------                  -----------
      Total Current Liabilities Not Subject to Compromise                  24,578,748                   12,001,584
Current Liabilities Subject to Compromise (NOTE 2)                                  -                   15,292,049
                                                                         ------------                  -----------
      Total current liabilities                                            24,578,748                   27,293,633



Deferred rent                                                                 223,917                            -
Notes Payable                                                                       -                    6,626,056
Convertible Debt                                                                    -                    2,514,275
Shareholders' equity (deficit)
      Preferred stock, $.01 par value
      5,000,000 shares authorized at June 30, 1998
        Series A Convertible Preferred Stock (non-voting)
          aggregate liquidation preference of $2.1
          million; Issued and outstanding shares -
          2,000 at June 30, 1998 and 2,000 at
          December 31, 1998                                                 2,000,000                    2,000,000
        Series B Convertible Preferred Stock (voting)
          aggregate liquidation preference of $3.0
          million; Issued and outstanding shares -
          3,000 at June 30, 1998 and 3,000 at
          December 31, 1998                                                 3,000,000                    3,000,000
        Series C Convertible Preferred Stock (voting)
          aggregate liquidation preference of $5.3
          million; Issued and outstanding shares -
          0 at June 30, 1998 and 196,553 at
          December 31, 1998                                                         -                    5,400,000
        Series D Convertible Preferred Stock (voting),
          $.01 par value,
          aggregate liquidation preference of $3.50
          million; Issued and outstanding shares -
          0 at June 30, 1998 and 3,799 at
          December 31, 1998                                                         -                    1,945,250


                        EQUALNET COMMUNICATIONS CORP.

                         CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          1998          1998
                                                      ------------  ------------
                                                         (Note)      (Unaudited)
Common stock, $.01 par value                              217,935       217,935
  Authorized shares - 50,000,000 at June 30, 1998
   and December 31, 1998. Issued and outstanding
   21,385,832 at June 30, 1998 and 18,385,832 at
   December 31, 1998.                                           -             -
  Treasury stock at cost; 400,447 shares at June 30,
   1998 at 3,400,447 at December 31, 1998                (817,153)   (2,506,153)
  Additional paid in capital                           37,063,468    37,513,468
  Stock warrants                                        1,763,240     2,511,077
  Deferred compensation                                  (115,826)     (115,826)
  Retained deficit                                    (40,153,882)  (54,379,836)
                                                     ------------  ------------
Total shareholders' equity (deficit)                    2,957,782    (4,414,085)
                                                     ------------  ------------
Total liabilities and shareholders' equity
 (deficit)                                           $ 27,760,447  $ 32,019,879
                                                     ============  ============

Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

                         EQUALNET COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                        Three Months Ended                  Six Months Ended
                                                                            December 31,                       December 31,
                                                                        1997            1998              1997            1998
                                                                     ----------      ----------        ----------     -----------
 Revenues                                                          $  6,481,336     $ 7,617,444      $ 14,808,555    $ 16,010,585
 Cost of Revenues                                                     4,728,835       9,464,319        10,993,553      17,349,333
                                                                     ----------      ----------        ----------      ----------
                                                                      1,752,501      (1,846,875)        3,815,002      (1,338,748)
 Selling, general and administrative  expenses                        2,588,125       2,567,403         5,255,731       6,160,105
 Depreciation and amortization                                        1,043,588       2,914,273         2,155,788       5,129,896
                                                                     ----------      ----------        ----------      ----------
 Operating loss                                                      (1,879,212)     (7,328,551)       (3,596,517)    (12,628,749)

 Other income (expense)
    Interest income                                                          33              16             1,163             876
    Interest expense                                                   (432,069)       (527,640)         (785,454)     (1,334,941)
    Miscellaneous                                                       132,765            (252)          105,428          17,101
                                                                     ----------      ----------        ----------      ----------
                                                                       (299,271)       (527,876)         (678,863)     (1,316,964)
                                                                     ----------      ----------        ----------      ----------
Loss before federal income taxes and reorganization costs            (2,178,483)     (7,856,427)       (4,275,380)    (13,945,713)
Benefit for federal income taxes                                              -               -                 -               -
                                                                     ----------      ----------        ----------      ----------
Loss before reorganization costs                                     (2,178,483)     (7,856,427)       (4,275,380)    (13,945,713)
Reorganization costs                                                          -         (71,000)                -        (142,658)
                                                                     ----------      ----------        ----------      ----------
    Net loss                                                       $ (2,178,483)    $(7,927,427)     $ (4,275,380)   $(14,088,371)
                                                                     ==========      ==========        ==========      ==========

Preferred stock dividends                                          $          -     $   (96,250)     $          -    $   (137,583)
Net loss available to Common shareholders                          $ (2,178,483)    $(8,023,677)     $ (4,275,380)   $(14,088,371)
Net loss per share - basic and diluted                             $      (0.35)    $     (0.44)     $      (0.68)   $      (0.73)
Weighted average number of shares                                     6,287,724      18,385,832         6,328,294      19,448,324


                         EQUALNET COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                         1997               1998
                                                                                      ------------      ------------
OPERATING ACTIVITIES
Net loss                                                                             $  (4,275,380)    $ (14,088,371)
Adjustments to reconcile net income to
cash provided by (used in) operating activities
     Depreciation and amortization                                                       2,155,788         5,129,896
     Provision for bad debt                                                                754,225         4,062,811
     Amortization of discount on convertible debt                                                -            60,716
     Interest charge on convertible debt issued at discount                                150,000           450,000
     Change in deferred rent                                                                 9,573          (223,917)
     Compensation expense recognized for common stock issue                                 35,002                 -
     Change in operating assets and liabilities:
         Accounts receivable                                                             2,972,843        (3,468,695)
         Due from agents                                                                   769,650           431,570
         Prepaid expenses and other                                                       (104,108)         (626,058)
         Other assets                                                                     (742,152)          247,438
         Accounts payable and accrued liabilities
           not subject to compromise                                                    (1,483,429)       (6,833,940)
         Accounts payable and accrued liabilities
           subject to compromise                                                                 -        14,108,990
                                                                                      ------------      ------------
Net cash provided by (used in) operating activities                                        242,012          (749,560)

INVESTING ACTIVITIES
Purchase of property and equipment                                                         (74,724)         (120,404)
Cash paid for acquisition                                                                        -          (555,000)
Proceeds from sale of equipment                                                                  -            74,775
                                                                                      ------------      ------------
Net cash used in investing activities                                                      (74,724)         (600,629)

FINANCING ACTIVITIES
Proceeds from subordinated notes payable                                                   957,260         2,923,245
Net repayments on revolving line of credit                                              (4,555,442)                -
Net proceeds on contractual obligations with regard
   to receivable sales agreement                                                         2,317,276          (145,264)
Repayments on capital lease obligations                                                    (42,000)                -
Proceeds from issuance of stock                                                            350,000                 -
Proceeds from issuance of warrants                                                          42,740                 -
Repayments on long-term debt                                                                     -        (4,887,373)
Proceeds from convertible debt                                                                   -         2,800,000
Proceeds from exchange of Common Stock for Preferred Stock                                       -           200,000
                                                                                      ------------      ------------
Net cash provided by (used in) financing activities                                       (930,166)          890,608
                                                                                      ------------      ------------
Net decrease in cash                                                                      (762,878)         (459,581)
Cash, beginning of period                                                                  828,478           459,581
                                                                                      ------------      ------------
Cash, end of period                                                                  $      65,600     $           -
                                                                                      ============      ============


                         EQUALNET COMMUNICATIONS CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -  MANAGEMENT'S REPRESENTATION

          The consolidated financial statements included herein have been prepared by the management of Equalnet Communications Corp. (the "Company") without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position of the Company as of December 31, 1998, and the results of operation and cash flows for the three months and six months ended December 31, 1997 and 1998.

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


NOTE 2 -  CHAPTER 7 AND 11 FILING

          The Company's consolidated financial statements have been prepared in accordance with statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", and include disclosure of liabilities subject to compromise. EqualNet Corporation ("EqualNet"), one of the Company's operating subsidiaries, and EqualNet Wholesale Services, Inc. ("Wholesale"), a wholly owned non-operating subsidiary of EqualNet filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") on September 10, 1998 (the "Petition Date") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"), Houston, Texas. Under Chapter 11, certain claims against EqualNet in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while EqualNet continues business operations as a debtor-in-possession. These claims are reflected in the December 31, 1998 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

          On October 2, 1998 Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, EqualNet as debtor-in-possession, will continue to manage and operate EqualNet's assets and business pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. The Company has filed its disclosure statement which includes its reorganization plan.

          A Bankruptcy Court hearing to consider the disclosure statement for EqualNet's plan of reorganization is scheduled for March 1, 1999.

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

          In the event EqualNet's plan of reorganization is formulated and approved by the Court, continuation of the Company's business is dependent upon the success of future operations and the Company's ability to meet its obligations as they become due. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, including the Company's Switches and acquired customer bases, and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing by EqualNet, as well as related circumstances and the losses from operations, continue to raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments relating to the commencement of EqualNet's bankruptcy case or to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.

          The principal categories of claims classified as "Current Liabilities Subject to Compromise" on the Company's consolidated balance sheet are identified below:

               Payable to providers of long distance services     $ 9,833,383
               Accounts payable                                     3,065,030
               Accrued expenses                                     1,210,577
               Notes Payable to long distance provider              1,183,059
                                                                  -----------
                                                                  $15,292,049
                                                                  ===========

          The following condensed financial statements present the financial position of EqualNet as of December 31, 1998 and the results of its operations and cash flows for the six months ended December 31, 1998, and have been prepared on the same basis as the Company's consolidated financial statements.

                              EQUALNET CORPORATION
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                            December 31, 1998
                                                               (Unaudited)

Assets
Current assets
  Cash and equivalents                                      $          -
  Accounts receivable, net of allowance for doubtful           5,046,632
   accounts of $1,457,160
  Due from agents                                                602,429
                                                            ------------
Total current assets                                           5,649,061

Property and equipment
  Computer equipment                                           4,547,284
  Office furniture and fixtures                                1,209,032
  Leasehold improvements                                       1,185,927
                                                            ------------
                                                               6,942,243
  Accumulated depreciation and amortization                   (4,516,454)
                                                            ------------
                                                               2,425,789

Other assets                                                     290,018
                                                            ------------
Total assets                                                $  8,364,868
                                                            ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities Not Subject to Compromise
  Payable to providers of long distance services            $    606,769
  Accounts Payable                                             1,806,015
  Accrued Expenses                                               306,384
  Accrued sales taxes                                            502,017
  Debt in Default to an Affiliate                                400,000
  Contractual obligations with regard to
   receivable sales agreement                                    650,761
  Intercompany Note Payable                                   10,000,000
                                                            ------------
     Total Current Liabilities Not Subject to Compromise      14,271,946
Current Liabilities Subject to Compromise
  Payable to providers of long distance services               9,833,383
  Accounts payable                                             3,065,030
  Accrued expenses                                             1,210,577
  Notes Payable to long distance providers                     1,183,059
  Intercompany Note Payable                                   27,898,534
                                                            ------------
    Total Current Liabilities Subject to Compromise           43,190,583
                                                            ------------
    Total Current Liabilities                                 57,462,528
Shareholders' deficit
  Common Stock                                                         1
  Retained deficit                                           (49,097,660)
                                                            ------------
Total shareholders' deficit                                  (49,097,661)
                                                            ------------
Total liabilities and shareholders' deficit                 $  8,364,868
                                                            ============

                              EQUALNET CORPORATION
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                           Six Months Ended
                                                           December 31, 1998
                                                              (Unaudited)

Revenues                                                    $  8,868,886
Cost of Revenues                                              10,635,616
                                                            ------------
                                                              (1,766,730)

Selling, general and administrative expenses                   4,354,885
Depreciation and amortization                                  1,374,892
                                                            ------------
Operating loss                                                (7,496,507)
Other income (expense)
  Interest income                                                    869
  Interest expense                                              (203,501)
  Miscellaneous                                                        -
                                                            ------------
                                                                (202,632)
                                                            ------------
Loss before federal income taxes and other item               (7,699,139)
Benefit for federal income taxes                                       -
                                                            ------------
Loss before other item                                        (7,699,139)
Reorganization Costs                                            (142,658)
                                                            ------------
Net loss                                                    $ (7,841,797)
                                                            ------------

Reorganization expenses, which represent professional fees, incurred during the six months ended December 31, 1998 totaled approximately $142,658.

                             EQUALNET CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                            Six Months
                                                               Ended
                                                         December 31, 1998
                                                         -----------------
OPERATING ACTIVITIES                                       $ (7,841,797)
Net loss
Adjustments to reconcile net loss to cash used in
 operating activities
  Depreciation and amortization                               1,374,892
  Provision for bad debt                                      2,563,640
  Change in deferred rent                                      (223,917)
  Change in operating assets and liabilities:
    Accounts receivable                                      (1,770,989)
    Due from agents                                             432,658
    Other assets                                                188,983
    Accounts payable and accrued liabilities not subject
     to compromise                                          (11,203,896)
    Accounts payable and accrued liabilities
     subject to compromise                                   15,020,165
                                                           ------------
Net cash used in operating activities                        (1,460,261)

INVESTING ACTIVITIES
Purchase of property and equipment                             (120,404)
                                                           ------------
Net cash used in investing activities                          (120,404)

FINANCING ACTIVITIES
Net proceeds from intercompany note payable                   2,807,290
Net change on contractual obligations  with regard
 to receivable sales agreement                               (1,683,949)
                                                           ------------
Net cash provided by financing activities                     1,123,341
                                                           ------------
Net decrease in cash                                           (457,324)
Cash, beginning of period                                       457,324
                                                           ------------
Cash, end of period                                        $          0
                                                           ============


NOTE 3 -  DIP FINANCING AND EXIT FACILITY

          Prior to filing for bankruptcy protection, EqualNet and RFC Capital Corporation ("RFC") entered into an agreement whereby RFC agreed to amend certain financing agreements with EqualNet to eliminate EqualNet's bankruptcy filing as an event of default and, subject to bankruptcy court approval, to continue to finance EqualNet's receivables under a debtor in possession ("DIP") facility. On November 24, 1998, the bankruptcy court approved the DIP financing which allowed EqualNet to continue to obtain funds from RFC in the same manner as it did prior to the bankruptcy filing. The financing cost of the DIP financing is prime rate plus seven percent (7%).

          EqualNet will be required to seek additional financing to obtain the approval of creditors of its plan of reorganization. The Company does not have the capital to provide the exit facility and does not currently have sufficient commitments from outside sources. (See however Note 10 regarding contingent equity commitments.) The

          Company does intend to raise the needed capital from outside investors and provide EqualNet with the exit facility. If the Company is able to successfully provide the exit facility, the Company would continue to own EqualNet after the bankruptcy proceedings.

NOTE 4 -  SA TELECOM ACQUISITION

          On January 21, 1998, the Company signed an agreement with SA Telecommunications, Inc. ("SA Telecom"), a switch based, long distance telecommunications carrier serving customers primarily in Texas and California to acquire certain assets and customer bases in exchange for a combination of shares of stock, cash and assumption of certain liabilities. The transaction was subject to certain conditions, including approval of the bankruptcy court supervising the reorganization of SA Telecom under Chapter 11 of the United States Bankruptcy Code. On March 9, 1998, the Company won approval from the bankruptcy court. The purchase of SA Telecom was approved by the Company's shareholders on June 30, 1998 for approximately $3.47 million in cash and approximately $5.4 million of Series C Preferred Stock and the assumption of approximately $4 million in debt, payable to Greyrock Business Credit, subject to final closing adjustments.
          The Company's newly formed wholly owned subsidiary, USC Telecom, Inc. ("USC Telecom"), acquired the SA Telecom assets on July 23, 1998. Prior to the closing of this transaction and for the purpose of providing for a smooth transaction of the acquired customer base, the Company and SA Telecom entered into a management agreement pursuant to which the Company managed the operations of SA Telecom from April 1, 1998 until the close of the transaction whereby the Company was responsible for any losses from SA Telecom's operations on or after April 1, 1998. SA Telecom has provided the Company with notice that the Company owes SA Telecom for operating losses during the period the management agreement was effective. The Company has disputed the amount of operating losses as provided by SA Telecom. Additionally, SA Telecom is disputing the final purchase price settlement and has requested additional funding. On December 23, 1998, the bankruptcy court in the SA Telecom case ruled in favor of SA Telecom and entered a judgment requiring USC Telecom to pay approximately $817,000 to SA Telecom. The Company is appealing this decision and is also in settlement negotiations with SA Telecom. The estimated amount of this liability has been recorded as additional purchase consideration.

          The Company accounted for the SA Telecom acquisition using the purchase method of accounting. Accordingly, the results of operations of the acquired business is included in the Company's consolidated results of operations from the date of acquisition.

             Purchase consideration (in thousands):
               Cash paid                                             $ 3,569
               Fair value of preferred stock issued                    5,400
               Liabilities assumed                                     4,495
                                                                     -------
               Fair value of assets acquired (including intangibles) $13,464
                                                                     =======

          The Company booked an asset for customer acquisition costs of approximately $8.7 million. This asset is being amortized by applying the estimated attrition rate of the acquired customer base per month against the unamortized balance of the previous month (declining balance method) switching to the straight line method when the straight line method results in greater amortization over a five-year period.

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

          The following results of operations have been prepared assuming the SA Telecom acquisition occurred as of the beginning of the periods presented. The pro forma operating results are not necessarily indicative of future operating results nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                     Six Months Ended
                                       December 31,
                                     1997         1998
                                  ----------   ----------
                                   (in thousands, except
                                    per share amounts)

          Revenues                  $34,728     $ 16,977
          Net income (loss)         $(8,021)    $(13,970)
          Net loss per share        $ (1.27)    $  (0.72)
                                    =======     ========

NOTE 5 -  DEBT

          Netco Acquisition Corp. ("Netco"), a wholly owned subsidiary of the Company, defaulted on its note payable in the original principal amount of $6.05 million during the first quarter, due to failure to make the monthly payments beginning with the July 1998 payment. These payment defaults were cured in September, 1998. Since September, 1998, the Company has been making interest-only payments on this loan under an agreement with the lender. The principal amount outstanding at June 30, 1998 is classified as Debt in Default, a current liability. The principal amount outstanding as of December 31, 1998 of approximately $5.5 million is classified as a Note Payable and considered to be a long-term liability to the extent principal payments are due in more than one year.

          As of September 30, 1998, the Company was in default on its $0.4 million cash flow bridge loan obtained from Netco Acquisition, LLC, an entity owned 50% by the Willis Group, LLC ("Willis Group"), an affiliate of the Company, as no principal or interest payments have been made. The principal amount is classified as Debt in Default to an Affiliate at June 30, 1998. Effective December 31, 1998, the loan was modified to extend its maturity to July 31, 1999, and, therefore, the Company was not in default at the end of the current quarter.

          EqualNet entered into an agreement with RFC, effective June 18, 1997, which is essentially a receivable purchase arrangement which bases borrowing capacity on a percentage of EqualNet's outstanding receivables up to a maximum allowable amount of $10.0 million and allows for the lender to cease funding of new receivables without prior written notice at the lender's option. The program fee applied to the outstanding balance of net purchased receivables was prime plus 4.5% per annum (13% at June 30, 1998), but changed to prime plus 7% on September 17, 1998 (after Chapter 11 filing). As of December 31, 1998, the amount owed to RFC under this agreement is approximately $.6 million with a credit reserve of $ 30,000. This RFC agreement was extended on July 19, 1998 and subsequently amended and approved by EqualNet's bankruptcy court on November 23, 1998.

          On July 23, 1998, the Company entered into a Loan and Security Agreement with RFC which was subsequently amended on September 8, 1998 (the agreement as amended, "RFC Loan"). RFC loaned the Company approximately $1.5 million. Periodic monthly principal and interest payments of $14,812 are due commencing on November 30, 1998. The balance due on the RFC Loan is payable on June 30, 2000. Interest is payable on the outstanding principal balance in an amount equal to the prime lending rate plus 5.5%. The RFC Loan is secured by all of the assets of the Company and the stock of EqualNet and USC Telecom. In connection with the RFC Loan, the Company granted to RFC a warrant for the purchase of up to 294,000 shares of Common Stock at the exercise price equal to the arithmetic average of the closing price of the Common Stock on Nasdaq for the three trading days immediately preceding the consummation of the RFC Loan. The warrant expires July 23, 2003. Proceeds from the RFC Loan were primarily used to retire a portion of the Greyrock Business Credit Loan which was owed by SA Telecom (see below). After taking into account the discount associated with the warrants, the RFC Loan is recorded on the Company's books at December 31, 1998 in the amount of $1,091,873.

          In connection with the July 23, 1998 SA Telecom acquisition, the Company assumed a note payable to Greyrock Business Credit of approximately $4.0 million. In August 1998, this loan was paid off with the proceeds from various RFC loans and the proceeds from a new $558,370 loan from Greyrock. The loan bears interest at a rate of prime plus 2.5% and is secured by the assets of USC Telecom. The principal balance of the Greyrock loan is payable on February 22, 1999. The Company is currently unable to pay the principal balance and is in discussions with Greyrock related to amending the loan agreement. There can be no assurance the Company will renegotiate repayment terms with Greyrock. If Greyrock does not agree to amend its note, the Company will default on this obligation.

          In August 1998, USC Telecom entered into a receivables purchase arrangement with RFC and used the proceeds of the initial funding of $2.1 million to pay off a portion of the debt to Greyrock Business Credit ("Greyrock"), which was assumed in the SA Telecom transaction. This facility is USC Telecom's primary source of working capital. The maximum purchase commitment amount from RFC is $4.0 million, and the program fee is prime rate plus 4.0%. The term of the facility is two years from the funding date. As of December 31, 1998, the amount owed to RFC under the USC Telecom agreement was approximately $1.5 million.

          On September 2, 1998, the Company executed a loan agreement in favor of the Willis Group in the amount of $241,106. The loan documented certain advances which the Willis Group had made on the Company's behalf. The Willis Group loan is secured by the assets of the Company and each of its subsidiaries. This loan bears interest at 11% and its maturity has been extended from January 31, 1999 to July 31, 1999.

          Effective July 31, 1998, the Company issued two 6% Senior Secured Convertible Notes due in 2001 (the "2001 Notes") in the amount of $1.5 million each to the Willis Group, an affiliate of the Company, and Genesee Fund Limited - Portfolio B ("Genesee"), a British Virgin Islands corporation, both accredited investors. The 2001 Notes are convertible into a variable number of shares of the Company's Common Stock. The 2001 Notes bear interest at 6% and interest payments are due each February 15, May 15, August 15 and November 15 commencing on November 15,1998. The 2001 Notes were issued with an original issue discount ("OID") in an initial amount of $100,000 for each note.

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

          In connection with the issuance of the 2001 Notes, the Company issued to each of the Willis Group and Genesee a warrant ("Warrant") to purchase 333,116 shares of Common Stock at a purchase price of $0.9006 per share. The Warrants expire on September 4, 2003. After taking into account the OID and an allocation of the purchase price to the Warrants, the 2001 Notes are recorded on the Company's December 31, 1998 Balance Sheet in the amount of $2.5 million. As explained below, the 2001 Notes are convertible to Common Stock at a discount to market. The net conversion discount of $0.5 million is recorded to interest expense and paid in capital.

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

          The Note Agreements are being submitted to the shareholders for approval and ratification at the annual meeting of the shareholders tentatively scheduled in May, 1999. This is being done to comply with rules of Nasdaq Stock Market that require such approval for any transaction involving the issuance of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the issuer's outstanding common stock for less than the market value of the common stock.

          If the Note Agreements are not ratified by the shareholders at the Meeting, the holders of the 2001 Notes and the Series D Preferred Stock will have the right to require the Company to redeem, at a 15% premium, all of the 2001 Notes and the Series D Preferred Stock. The payment of the entire principal amount of the 2001 Notes and the entire value of the outstanding Series D Preferred Stock, and the 15% premium thereon, would have a material adverse effect on the Company's financial condition. The Company may not have adequate funds to effect any such redemption. If the Company is required to effect such redemption, the Company may be forced to seek protection under the United States bankruptcy laws.

NOTE 6 -  SERIES D PREFERRED STOCK

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

          The Company has the option to redeem any of the shares of Series D Preferred Stock which has not been previously converted at a redemption price determined by a formula which includes a substantial premium to the underlying liquidation preference. The Series D Preferred Stock has a liquidation preference equal to $1,000 (plus accrued and unpaid dividends plus interest thereon) per share of Series D Preferred Stock.

          The Series D Preferred shareholders can require the Company to redeem all shares if any of a number of events occur. The Series D Preferred shareholders have agreed to waive certain redemption rights effective September 30, 1998, to allow the Series D Preferred Stock to be classified as equity on the Company's Balance Sheet as of December 31, 1998. The Company has recorded $1.9 million of Series D Preferred Stock as of December 31, 1998. This amount was equal to the exchange fees plus the product of 3,000,000 shares of Common Stock exchanged in the transaction multiplied by the closing price per share of Common Stock on the date of the exchange plus the value of 44 shares issued as a dividend on November 15, 1998.


NOTE 7 -  INCOME TAXES

          The Company recorded a valuation allowance amounting to the entire net deferred tax asset balance at December 31, 1998, due to operating losses which give rise to uncertainty as to whether the deferred tax asset is realizable. The Company has recorded no income tax benefit for the period ended December 31, 1998.

NOTE 8 -  LIQUIDITY AND WORKING CAPITAL DEFICIT

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

          The Company continues to incur operating deficits and is exploring ways to increase revenue and reduce operating costs. To operate profitably, the Company must reduce its variable long-distance carrier costs, right-size and make efficient its back office and administrative operations and increase revenues by implementing new sales and marketing plans. In addition, the Company intends to continue its strategy to acquire distressed companies, substantially eliminate their overhead, and therefore recognize positive cash flow from the acquired assets.

          The Company recently completed the acquisitions of ACMI and BCI (see
          Note 10). The Company expects to immediately generate a profit from the former BCI customer base. The ACMI acquisition provides sales and marketing activities the Company needs to replace its eroding customer base. ACMI is a network marketing company with over 2,500 agents who will be selling the Company's long distance and other telecommunications services. The Company has also initiated an inbound telemarketing program using the distribution of debit cards as the mechanism to generate incoming calls.

          The Company intends to simplify its operations once EqualNet emerges from bankruptcy. Eliminating the duplicate costs associated with having two long distance carriers (i.e., USC Telecom and EqualNet) could be accomplished after the bankruptcy plan is consummated. The Company has recently hired members of management who are capable of assessing long distance carrier costs and identifying alternatives to reduce the Company's cost of service.

          The Company continues to develop its strategy and is considering a number of alternatives including expanding its service offerings to include a number of bundled telecommunications services.

          There can be no assurance the Company will have the capital resource necessary to implement these measures and return to profitability. It is highly likely the Company will need additional capital to continue in business during its restructuring phase.


NOTE 9 -  COMMITMENTS AND CONTINGENCIES

          At September 30, 1998 EqualNet had an agreement with AT&T which was scheduled to expire in April 2000. The agreement covered the pricing of the services and established minimum semi-annual revenue commitments ("MSARCs") which must be met to receive the contractual price and to avoid shortfall penalties. The commitment with AT&T was segregated into components differentiated by the type of traffic. EqualNet estimated its shortfall position to be approximately $11.6 million at the end of the third MSARC period in October 1998. As a result of the contract termination, EqualNet may be liable for the total amount of the unsatisfied MSARC for the period in which the discontinuance occurs and for 50% of the MSARCs for each semi-annual period remaining in the contract tariff term, which amounts to an estimate of $29.1 million.

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

          On October 31, 1998, EqualNet entered into a switchless resale operator agreement with U.S. Republic Communications, Inc. ("U.S. Republic"). As a result of this agreement, EqualNet was able to replace its AT&T contract, which was rejected in bankruptcy, with a wholesale carrier agreement with U.S. Republic. This was a seamless transition for EqualNet's customers since U.S. Republic provides its carrier services on the AT&T network. The term of the agreement is month-to-month and there are no MSARC requirements. EqualNet is required to prepay for services provided by U.S. Republic and has entered into an agreement whereby RFC remits funds directly to U.S. Republic.

          In August, 1998, the Company executed a telecommunications services agreement with Frontier Communications of the West, Inc. ("Frontier"). The Company's operating subsidiaries are utilizing this switchless resale agreement to provide services to a portion of their customers. Beginning in December, 1998, this contract requires an MSARC of $250,000 per month. The Company believes it will meet this MSARC requirement throughout the term of the agreement which extends to September, 2000. Frontier received a subordinated security interest in the customers of the Company as collateral for the extension of credit under this agreement.

          From time to time the Company is involved in what it believes to be routine litigation or other legal proceedings that may be considered as part of the ordinary course of its business.

          On August 7, 1998, Robert H. Turner ("Turner") filed suit against the Company, Mark A. Willis and Willis Group, LLC in the 61st District Court of Harris County, Texas in case number 98-37682 alleging an unspecified amount of damages based upon an alleged breach of his employment contract and other claims. The Company vehemently denies any wrongdoing or liability in the matter, and intends to vigorously defend itself in this action. Since no significant discovery has taken place in this matter, it is impossible to state with any degree of certainty the amount of damages, if any, that the Company may incur, or if it will be successful in asserting any cross claims or counterclaims it may have in connection with the employment of Turner.

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

          On September 29, 1998, SA Telecommunications Incorporated asserted claims pursuant to the Purchase Agreement against USC Telecom, Inc. and the Company for (i) $654,934 in operating losses for the period from April 1 through July 22, 1998, (ii) $278,377 for damages for delayed or unbillable revenue through USBI/ZPDI, (iii) reimbursement of $8,149 for switch site leases, (iv) payment of Specified Network Contracts Liabilities (amount not specified), (v) delivery of 5,358 shares of Series C Preferred escrowed at closing, and (vi) for return of certain leased equipment not owned by SA Telecommunications but previously in its possession and allegedly removed by EqualNet or USC Telecom. On December 28, 1998, the court signed an order approving SA Telecom's claims in the amount of $812,772. The Company and USC Telecom disputed the monetary claims asserted by SA Telecommunications in its demand and have filed a notice of appeal of the court's order in these proceedings.

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


NOTE 10 - SUBSEQUENT EVENTS

          The Company's Common Stock currently trades on Nasdaq. If the Company fails to maintain the minimum bid price or the minimum tangible assets requirements of Nasdaq, the Common Stock could be subject to delisting therefrom. On September 30, 1998, Nasdaq notified the Company it would be delisted on December 31, 1998 if its average closing bid price does not equal or exceed the $1.00 minimum bid price requirement for a minimum of ten consecutive trading days during the 90 day period ending December 29, 1998. On October 8, 1998, Nasdaq also notified the Company that it would be delisted if the market value of its public float was not equal to or greater than $5.0 million for a minimum of ten consecutive trading days during the period from October 9, 1998 to January 6, 1999.

          On October 16, 1998, based on the Company's financial position at June 30, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") also notified the Company that the Company was not in compliance with Nasdaq's tangible net assets requirements. Nasdaq informed the Company that failure to comply with this requirement could result in the removal of the Company's stock from trading on the Nasdaq National Market. Nasdaq also requested additional information regarding the Company's plan to achieve compliance with Nasdaq National Market listing requirements. As of December 31, 1998, the Company was again not in compliance with Nasdaq's tangible net assets requirements.

          The Company submitted its plan to comply with the tangible assets requirements in January, 1999. On February 4, 1999, Nasdaq held an oral hearing in the matter of the continued listing of the Company, and at such time the Company was in compliance with both the minimum bid price and the minimum market value of public float requirements. As of this date, Nasdaq has not ruled in the Company's continued listing. If Nasdaq rules against the Company, the Company's common stock will immediately be delisted without any required notification to the Company.

          If the Company can not comply with Nasdaq's continued listing requirements then the Company's common stock would be subject to being removed from trading on the Nasdaq National Market. Although trading in the Company's stock could continue on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers (the "OTC"), such Nasdaq delisting could have an adverse effect on the liquidity of the Company's Common Stock.

          In January, 1999, the Company's newly formed wholly owned subsidiary, ACMI Acquisition Corp. ("ACMI Acquisition") acquired substantially all of the assets of Limit, LLC d/b/a ACMI ("ACMI"), a network marketing company with approximately 2,500 independent agents. The Company issued 1 million shares of Common Stock to ACMI and ACMI Acquisition assumed a note payable of $1 million. In addition, the Company is required to issue up to an additional 1.5 million shares of Common Stock if ACMI generates $670,000 per month of revenue from new customers within six (6) months of the closing date. If new customer revenues are less than $670,000 per month at the end of the six (6) month period, then the number of additional shares issuable will be prorated based on the percentage of actual monthly revenue to $670,000. In the event the Company's Common Stock's average closing price is below seventy-five cents (75c) per share for the period between 150 and 180 days after the closing date, additional Common Stock is issuable to ACMI.

          In addition to the foregoing, ACMI is entitled to earn more Common Stock ("Earn Out Shares") if it attains certain performance measures based on sales at the end of each year over a three year period. AMCI is not entitled to any Earn Out Shares if its revenues for an twelve month period are less than $2.5 million.

          On October 19, 1998, the Company signed an agreement with S4 Communications Corporation ("S4") to acquire all of the equity interest of S4. S4 is a provider of telecommunications services in the Chicago, Illinois area. Closing of the transaction was subject to the satisfactory completion of due diligence. This transaction is currently being renegotiated and there can be no assurance it will ultimately close.

          On January 27, 1999, USC Telecom purchased substantially all of the assets of Brittan Communications International Corporation ("BCI") from BCI's secured lender in a foreclosure sale. USC Telecom primarily acquired BCI's customer base which consisted of approximately 80,000 residential long distance telephone customers. In the transaction, USC Telecom assumed a $1.5 million term loan, BCI's obligation under its receivable funding agreement which had a net value of approximately $5 million on the closing date, and BCI's obligations under its billing agreement. The Company also issued 300,000 warrants to the secured lender which entitle the holder to purchase 300,000 shares of Common Stock at $1.33 per share during a five year period.

          On January 10, 1999, EqualNet filed a Disclosure Statement with the bankruptcy court which included a proposed plan of reorganization. Subsequently, EqualNet has been negotiating the terms of the reorganization with the committee of unsecured creditors. Based on these negotiations, EqualNet filed an amended Disclosure Statement on February 9, 1999, which it believes contains a reorganization plan that is acceptable to the unsecured creditors of EqualNet. The revised reorganization plan proposes to pay $1.1 million plus issue $3 million in Common Stock to EqualNet's unsecured creditors. If the plan is approved, EqualNet will be relieved of approximately $15 million in debt. The Company must raise at least $3 million in equity to consummate this plan. A bankruptcy court hearing is scheduled on March 1, 1999 to consider the disclosure statement for EqualNet's plan of reorganization. There can be no assurance that a reorganization plan will be confirmed.

          On January 21, 1999, the Company entered into a subscription agreement with Kevin Pirolo whereby Mr. Pirolo committed to purchase $2 million of Common Stock of the Company at a purchase price per share equal to 90% of the average closing price of the shares of Common Stock for the ten (10) trading days prior to the date of the confirmation of the plan of reorganization of EqualNet. This subscription is subject to the confirmation of plan of reorganization of EqualNet and the continued listing of the Company's Common Stock on the Nasdaq National Market.

          On February 5, 1999, the Company entered into a subscription agreement with LaMonda Management Family Limited Partnership ("LaMonda"). LaMonda has committed to purchase 500,000 shares of the Company's Common Stock, warrants to purchase 50,000 shares of Common Stock at $1.00 per share, warrants to purchase 50,000 shares of Common Stock at $1.50 per share, and warrants to purchase 50,000 shares of Common Stock at $2.00 per share for an aggregate purchase price of $.5 million. $75,000 of the subscription was funded on February 8, 1999, with the balance of the commitment to be funded on March 4, 1999. The Company is obligated to furnish one-half of the consideration to Intelesis Group, Inc. in exchange for an equity interest in Intelesis Group Inc.

NOTE 11 - FIXED ASSETS

          During fiscal year 1998, the Company acquired nine telecommunications switches (the "Switches") from the Willis Group, LLC ("Willis Group") for $7.6 million of aggregate consideration. In a related transaction, the Company acquired Netco, a corporation controlled by the Willis Group, which held certain intangible rights related to the operation of the Switches and assets previously acquired by the Willis Group. The Company acquired Netco for $5.6 million in aggregate consideration. As a result of these two transactions, the Company recorded $13.2 million as its cost basis of the Switches and related network. The Company incurred additional direct cost to purchase, install and implement the Switches and related network of approximately $1 million which have been capitalized as cost of the Switches and related network.

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

          In October, 1998, EqualNet completed the process of turning off the Switches and network in an effort to reduce significant fixed charges. At that time, the Company intended to reconfigure the network in Texas and Southern California to improve operating margins on customers located in those geographical areas. The Company has not, however, completed this reconfiguration as it has not consummated certain carrier agreements which are needed to originate or terminate calls from the Switches. The Company has started a program to partition or lease ports on the Switches to other carriers. The Company has entered into one agreement to partition approximately 110 ports from its Texas Switches. The entire network of Switches has over 1,400 ports.

          At the end of calendar year 1998, the Company classified the Switches and network as operating assets and has supported the carrying value of the assets through a projected undiscounted cash flow analysis based on partitioning ports as discussed above. Additionally, as part of the plan of reorganization and plan to return the Company to profitability, the Company will continue to evaluate the best economic use of the Switches and related network. As part of this continued evaluation, the Company may elect to sell all or a portion of the Switches and related network. Management believes that the carrying value of the assets will be realized through the operations of the assets or a combination of operating the assets and potential sale of the assets. However, it is reasonably possible that the undiscounted cash flows may change in the near future resulting in the need to write-down those assets to fair value.

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

  Results of Operations

  Sales for the three months ended December 31, 1998 increased 17% to $7.6 million compared to sales of $6.5 million for the same period of the prior year. Gross margin decreased during the current quarter to a deficit of $1.8 million compared to a positive gross margin of $1.7 million for the same period of the prior year. The net loss for the three months ended December 31, 1998, was $7.9 million and included no tax benefit. The net loss for the corresponding period in the previous year was $2.2 million and included no tax benefit. The net loss for the three month period ended December 31, 1998 includes the write off of approximately $3.3 million of accounts receivable.

  The following table sets forth for the fiscal periods indicating the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income:

                                                          Three Months Ended             Six Months Ended
                                                             December 31,                  December 31,
                                                          1997          1998             1997         1998
                                                        -------        -------         --------     --------
                                                        100.0%          100.0%          100.0%          100.0%
Cost of revenues                                         73.0%          124.2%           74.2%          108.4%
                                                       -------         -------         -------         -------
Gross margin                                             27.0%          (24.2%)          25.8%           (8.4%)

Selling, general & administrative expenses               39.9%           33.7%           35.5%           38.5%
Depreciation and amortization                            16.1%           38.3%           14.6%           32.0%
                                                       -------         -------         -------         -------

Operating income (loss)                                 (29.0%)         (96.2%)         (24.3%)         (78.9%)

Other income (expense)
  Interest income                                         0.0%            0.0%            0.0%            0.0%
  Interest expense                                       (6.6%)          (6.9%)          (5.3%)          (8.3%)
  Miscellaneous                                           2.0%            0.0%            0.7%            0.1%
                                                       -------         -------         -------         -------
                                                         (4.6%)          (6.9%)          (4.6%)          (8.2%)

Loss before federal income taxes
and reorganization cost                                 (33.6%)        (103.1%)         (28.9%)         (87.1%)

Provision for federal income taxes                        0.0%            0.0%            0.0%            0.0%
                                                       -------         -------         -------         -------

Net Loss before reorganization costs                    (33.6%)        (103.1%)         (28.9%)         (87.1%)

Reorganization costs                                      0.0%           (0.9%)           0.0%           (0.9%)
                                                       -------         -------         -------         -------
Net Loss                                                (33.6%)        (104.0%)         (28.9%)         (88.0%)
                                                       =======         =======         =======         =======

  Sales
  -----

  The Company's sales in the three months ended December 31, 1998 increased to $7.6 million compared to $6.5 million for the comparable period of the prior year. For the six months ended December 31, 1998, sales increased 8.1% to $16.0 million compared to $14.8 million for the same period in the previous year. During the current quarter, the Company reported sales of $3.8 million related to the customers acquired on July 23, 1998 from SA Telecom. Excluding sales from the acquired customers, the Company's sales decreased 42.5% to $3.8 million in the current quarter compared to $6.5 million for the comparable period of the prior year. Total billable minutes for the quarter ended December 31, 1998 increased 100% to 40.4 million minutes from 20.2 million minutes for the same period of the prior year. During the current quarter,
  24.1 million billable minutes were attributable to the SA Telecom customers. Total billable minutes for the six month period ended December 31, 1998 increased 59.7% to 79.4 million minutes from 49.7 million in the same period last year.

  The decline in revenues and billable minutes of the Company's historical customer base, exclusive of the SA Telecom customers, was the result of the continued rate of attrition for existing customers and a decline in sales and marketing efforts. The Company's continuing liquidity problems during this time frame have not allowed for the funding of any significant marketing activities.

  Cost of Sales

  The cost of sales for the three months ended December 31, 1998, increased 102.1% to $9.5 million compared to $4.7 million for the comparable period of the prior year. The current quarter increase was primarily attributable to a write off of accounts receivable in the current quarter of $3.3 million. Cost of sales for the six months ended December 31, 1998 increased 57.8% to $17.3 million compared to $11.0 million for the same period last year. Excluding the accounts receivable write off, cost of sales as a percentage of sales increased to 80.9% for the three months ended December 31, 1998, from 73.0% for the corresponding period in the previous year. The primary cause of this increase of cost of sales as a percentage of sales, relates to lower rates per billed minute for the acquired SA Telecom customer base as compared to the Company's historical customer base.

  The Company's cost of long-distance (which is a component of cost of sales) increased as a percentage of sales to 69.0% and 70.9% from 52.0% and 53.4% for the three and six months ended December 31, 1998 and 1997, respectively. The increase in the percentage in the fiscal year is the result of the costs associated with the Company's network of switches ("Network") and higher costs related to SA Telecom customers. The cost of long distance for the SA Telecom customer base was 73% of sales for the current quarter. The total long distance costs during the first and second quarters of fiscal 1999 of $6.1 and $5.3 million, respectively, includes approximately $1.7 and $.2 million, respectively, related to the Network.

  Commission expense as a percent of sales decreased to 1.8% for the second quarter of fiscal 1999, compared to 6.9% for the second quarter of fiscal 1998. EqualNet discontinued paying commissions as a result of rejecting its agent agreements in its bankruptcy case. Commission expenses as a percent of sales for the six months ended December 31, 1998 was 5.0% as compared to 7.2% in the prior period.

  Billing expense as a percentage of sales decreased to 4.7% for the three months ended December 31, 1998 compared to 8.1% for the same period in the previous year and 5.9% for the six months ended December 31, 1998 compared to 8.3% in the same period in fiscal 1998. This is a result of the small number of SA Telecom customers billing through Local Exchange Carriers ("LECs") as compared to the high percentage of LEC billings by the Company's historical customer base. Billings through the LECs represented 16.0% and 41.9% of the Company's revenues for the three months ended December 31, 1998 and 1997, respectively. The cost of billing through LECs is generally greater than billing customers directly.

  Bad debt expense as a percentage of sales for the three and six months ended December 31, 1998 was 48.1% and 25.6%, respectively, as compared to 5.7% and 5.1%, respectively, for the three and six months ended December 31, 1997. The increase resulted from a $3.3 million write off of accounts receivable in the current quarter.

  Selling, General and Administrative Expenses

  Selling, general and administrative expenses of $2.6 million for the three months ended December 31, 1998 was approximately the same amount incurred in the same period of the prior year. Selling, general and administrative expenses decreased as a percentage of sales to 33.7% for the three months ended December 31, 1998, from 39.9% for the same period of the prior year. The decrease in selling, general and administrative expenses as a percentage of sales relates to the increase in the Company's revenues during the current three month period. For the six months ended December 31, 1998, selling, general and administrative expenses increased to 38.5% of sales from 35.5% of sales for the same period last year.

  Salary expense decreased $155,973 for the quarter ended December 31, 1998, compared to the same quarter of the previous year and increased by $174,604 for the six months ended December 31, 1998 versus the same period in 1997.

  During the comparative three month periods, departmental direct expenses including reorganization costs increased $424,000. Departmental expenses increased by $990,000 during the six month period ended December 31, 1998 compared to the same period last year. The increase in departmental expenses resulted in part from an increase in legal and professional fees associated with EqualNet's bankruptcy and other transactions and registration fees associated with USC Telecom.

  Depreciation and Amortization

  Depreciation and amortization increased 179.3% to $2.9 million for the quarter ended December 31, 1998, as compared to $1.0 million for the same period in the previous year. Depreciation and amortization expense increased 138.0% for the six month period ended December 31, 1998 over the same period of 1997.
  The increase relates to current quarter costs for depreciation of the Network of $0.6 million and amortization of the SA Telecom customer acquisition costs of $1.3 million. The Company did not own either of these assets during the same period of the prior year.

  Liquidity and Capital Resources

  The Company utilized $749,560 in cash flow from operations for the six months ended December 31, 1998, compared to generating $242,000 for the same period of the prior year. Cash flow deficits in the current six months were attributable to operating losses incurred by the Company.

  Cash used in investing activities totaled $600,629 for the six months ended December 31, 1998, compared to $74,724 for the same period of the previous year. The primary use of cash for investing activities during the period ended December 31, 1998, was for cash paid in connection with the SA Telecom acquisition.

  Net cash generated in financing activities was $.9 million for the six months ended December 31, 1998, compared to the utilization of $0.9 million for the same period of the previous year. The majority of this amount was generated from the proceeds received from the issuance of the 2001 Notes. The Company's declining revenue base, and the resulting reduction in receivables, have resulted in a decrease in funds available under the Company's receivables funding arrangement.

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

  The conversion to the IDI system has created a significant number of billing problems including delays in mailing bills, duplicate charges, and issues related to matching call detail records with customer accounts. The delay in billing and corrections of bills issued in error have resulted in significant problems in the Company's ability to collect receivables. This has created severe cash flow problems for the Company. Although the Company is addressing and correcting these problems, there can be no assurance these issues will be resolved in a timely manner.

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

  YEAR 2000 READINESS DISCLOSURE

  The Company's Year 2000 ("Y2K") project is intended to address potential processing errors in computer programs that use two digits, rather than four, to define the applicable year. The Company is providing Y2K disclosure because its assessment of Y2K issues is not complete and because if these issues are not resolved by its software vendors and its underlying carriers (i.e., MCI Worldcom, AT&T, Frontier and others), it will have material adverse consequences to the Company.

  State of Readiness

  The Company's Y2K issues relate primarily to its internal billing systems, the Network and the systems of its third party carriers. The Company uses two billing systems, the Costguard system developed by IDI, which utilizes Microsoft's SQL Server software, and a system internally developed by BCI with a Novell platform. The Company believes the BCI billing system is Y2K compliant, however, the Costguard system is not Y2K compliant. The Company is relying on IDI and Microsoft to modify these systems to be Y2K compliant.
  Each of these companies is developing system modifications to be Y2K compliant. The Company does monitor the progress of its software vendors and anticipates receiving Y2K compliant versions of its billing software no later than September 30, 1999.

  The Company's Network comprises nine switches manufactured by Siemens Telecom Networks ("Siemens"). These switches utilize software that is not currently Y2K compliant. The Company has received a commitment from Siemens that it will provide Y2K compliant software prior to the end of the calendar year 1999.

  The Company provides its customers with long distance telephone services through resale agreements with AT&T, Frontier Communications, MCI Worldcom and Qwest Communications. These are very large public companies with the resources necessary to develop and maintain Y2K compliant systems. The Company monitors Y2K development activities of these companies primarily through their public disclosures concerning Y2K.

  The Company is in the process of auditing its existing computer hardware for Y2K compliance and making required changes.

  Costs

  To date, the Company has not expended any money to deal with Y2K issues. It does, however, anticipate purchasing software updates from its third party billing system vendors to update its system to be Y2K compliant. Although the Company has not received quotes from these vendors, it does not believe its Y2K software upgrade costs will exceed $100,000. The Company is not obligated to bear any costs related to the Y2K compliant costs being incurred by its underlying carriers.

  Risks

  The Company is engaged in the long distance telecommunications business and, therefore, connects directly with hundreds of other carriers. While many carriers have announced plans to assess and remediate their networks, there is risk that some carriers will not address or resolve Y2K issues. Failure of these carriers to resolve Y2K issues could result in disruption of service to the Company's customers or the inability to bill for services. These problems could result in the Company either losing its customers or misbilling its customers for long distance services until the problem is remediated.

  The Company's Network has an $11 million book basis as recorded on its consolidated balance sheet at December 31, 1998. If Siemens is unable to develop and provide the Company with Y2K compliant software, the value of the Network will be substantially impaired.

  The billing system utilized by the Company has been developed by third party vendors and currently is not Y2K compliant. Without these billing systems, the Company cannot bill its customers or collect for services. The inability of these systems to function after 1999 would severely impair the Company's ability to continue its business.

  Contingency Plans

  The Company is monitoring its Y2K issues relating to the progress being made by its software vendors, Siemens and its underlying carriers. The Company does not have any significant internally developed software required to conduct its business, therefore, it does not require significant internal assessment or development plans. The Company anticipates being Y2K compliant by the end of 1999, but cannot control issues that involve other carriers and outside vendors. The Company is monitoring Y2K issues of its carriers and software vendors and, to the extent the Company becomes aware of Y2K compliance problems of those companies, it intends to move its client base to Y2K compliant carriers or purchase Y2K compliant software. There can be no assurance that the Company will be able to utilize the services of any Y2K compliant carrier or acquire Y2K compliant software needed to utilize its Network or bill or service its clients.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  No significant change.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  From time to time the Company is involved in what it believes to be routine litigation or other legal proceedings that may be considered as part of the ordinary course of its business.

  On September 29, 1998, SA Telecommunications Incorporated ("SA Telecom") asserted claims pursuant to the Purchase Agreement against USC Telecom, Inc. and the Company for (i) $654,934 in operating losses for the period from April 1 through July 22, 1998, (ii) $278,377 for damages for delayed or unbillable revenue through USBI/ZPDI, (iii) reimbursement of $8,149 for switch site leases, (iv) payment of Specified Network Contracts Liabilities (amount not specified), (v) delivery of 5,358 shares of Series C Preferred escrowed at closing, and (vi) for return of certain leased equipment not owned by SA Telecommunications but previously in its possession and allegedly removed by EqualNet or USC Telecom. On December 28, 1998, the court signed an order approving SA Telecom's claims in the amount of approximately $812,772. The Company and USC Telecom disputed each of the claims asserted by SA Telecommunications in its demand and have filed a notice of appeal of the court's order in these proceedings.

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

ITEM 2.  CHANGES IN SECURITIES

  On July 23, 1998, the Company issued to RFC Capital Corporation a warrant for the purchase of 294,000 shares of Common Stock at an exercise price of approximately $1.83 per share, subject to adjustment (the "RFC Warrant"). The RFC Warrant is exercisable for five years. The RFC Warrant was issued in connection with a loan transaction pursuant to which the Company received a loan in the aggregate amount of approximately $1.5 million.

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

  In connection with the issuance of the 2001 Notes, the Company issued to each of Willis Group LLC and Genesee a warrant (each, a "Warrant," and collectively, the "Warrants") to purchase 333,116 shares of Common Stock at a purchase price of $0.9006 per share, subject to adjustments. The Warrants are exercisable for five years. In addition, the Company issued to Willis Group LLC and Advantage Fund Limited, an accredited investor, 3,750 shares of its Series D Convertible Preferred Stock ("Series D Preferred").

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  The Company has agreed to enter into an Amendment Agreement, to be dated as of July 31, 1998, with MCM Partners, the holder of the Company's Series A Convertible Preferred Stock. Under the Amendment Agreement, MCM Partners will waive its right to receive existing accrued and unpaid dividends on the Series A Preferred in consideration for an amendment to the terms of the Series A Preferred Stock to be submitted for approval by the Company's shareholders at the annual meeting of shareholders with respect to fiscal year 1998.

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

  CAUTIONARY STATEMENTS:

  See "Special Note Regarding Forward-Looking Statements".

  NO ASSURANCE OF ADDITIONAL NECESSARY CAPITAL - EqualNet and Wholesale filed for Chapter 11 protection in September of 1998. The Company will need additional capital to obtain the creditor's approval of a plan of reorganization for EqualNet. In addition, it is likely that additional capital may be needed to fund operating deficits of the Company's other subsidiaries during the foreseeable future. Although the Company has no current funding sources, it believes it can attract additional funding if it is able to reduce the liabilities of EqualNet through the plan of reorganization. There can be no assurances that the Company will be able to obtain the necessary capital or sufficiently reduce EqualNet's liabilities to continue to operate the Company.

  ATTRITION RATES - In the event the Company experiences attrition rates in excess of those anticipated either as a result of increased provisioning times by its underlying carrier, the purchase of poorly performing traffic, or the inability to properly manage the existing customer base, additional charges that affect earnings may be incurred.

  DEPENDENCE ON INDEPENDENT MARKETING AGENTS - USC Telecom has a small internal sales force and obtains the majority of its new customers from independent marketing agents ("Agents"). USC Telecom's near-term ability to expand its business depends upon whether it can continue to maintain favorable relationships with existing Agents and recruit and establish new relationships with additional Agents. No assurances can be made as to the willingness of the existing Agents to continue to provide new orders to USC Telecom or as to USC Telecom's ability to attract and establish relationships with new Agents

  DEPENDENCE ON OTHER FACILITIES-BASED CARRIERS - The Company, even though it now owns nine switches, depends upon other carriers to provide the telecommunications services that it resells to its customers and the detailed information upon which it bases its customer billings. The Company's near-term ability to expand its business partially depends upon whether it can continue to maintain relationships with S4 Communications, MCI WorldCom, Frontier and U.S Republic. The loss of the telecommunications services that the Company receives from any of these vendors could have a material adverse effect on the Company's results of operations and financial condition.

  CARRIER COMMITMENTS - The Company and EqualNet have significant commitments with certain carriers to resell long-distance services. The Company's contract with its carrier contains clauses that could materially and adversely impact the Company should the Company incur a shortfall in meeting its commitments.

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

  BILLING SYSTEM PROBLEMS - EqualNet converted to a new customer management, billing and rating system - AMS, purchased from Platinum Communications in
  March 1998.   Unlike NetBase (the system used for most of fiscal year 1998 prior to conversion), AMS has capabilities required for switch-based data gathering, rating and billing. The conversion coincided with the acquisition of a new customer base (SA Telecom) and a migration to a switch based environment, considerable billing errors and delays occurred. Additionally, there are aspects of AMS that could require continuing support from Platinum Communications. This reliance upon an outside source for billing system
  troubleshooting has slowed the conversion recovery process.   In December,
  1998 EqualNet converted its billing system to CostGuard ENTERPRISE, an industrial class rating, billing and customer care system built on a Microsoft SQL Server database platform. This system was purchased from Info Directions, Inc., "IDI" and should improve rating speed and billing accuracy. Also, EqualNet expects to be able to more readily extract meaningful data and management reports from CostGuard. The system design is flexible enough to respond to rapid changes in the telecommunications marketplace. In fiscal year 1998, EqualNet recorded a write-off of $270,000 for NetBase and estimated the useful file of AMS to be approximately one year until the CostGuard system can be implemented. The new system, CostGuard, will cost $272,000 initially, then $68,000 per year in subsequent years for ongoing support and software upgrades. The conversion to the IDI system has created numerous billing problems including delays in mailing bills, billing errors and issues related to matching call detail records with customer accounts. The Company is currently correcting these problems. However, there can be no assurance that the IDI billing system will fully meet EqualNet's current and on going needs or that the initial billing problems can be resolved. If the IDI system fails to provide the expected results, EqualNet may need to invest in other alternative billing systems.

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

  VOLATILITY OF SECURITIES PRICES - Historically, the market price of the Common Stock has been highly volatile. During the period July 1, 1997, to December 31, 1998, the market price for the Common Stock as reported by The Nasdaq Stock Market has ranged from a high of $3.25 per share to a low of $.18 per share. There can be no assurance that the market price of the Common Stock will remain at any level for any period of time or that it will increase or decrease to any level. Changes in the market price of the Common Stock may bear no relation to the Company's actual operational or financial results.

  In addition, if the Company fails to maintain the minimum bid price ($1.00 per share) or the minimum net tangible assets ($4.0 million) requirements of Nasdaq, the Common Stock would be subject to delisting by Nasdaq. On September 30, 1998, Nasdaq notified the Company that it would be delisted if the closing bid price for its Common Stock is not equal to or greater than $1.00 for a minimum of ten consecutive trading days during the period from October 1, 1998 to December 29, 1998. On October 8, 1998, Nasdaq also notified the Company that it would be delisted if the market value of its public float was not equal to or greater than $5.0 million for a minimum of ten consecutive trading days during the period from October 9, 1998 to January 6, 1999. On October 8, 1998, Nasdaq notified the Company that it would be delisted if it does not submit an acceptable plan to increase its minimum net tangible assets from the present level to the $4 million requirement. The Company currently meets the minimum bid price and minimum public float requirements of Nasdaq. It does not, however, meet the minimum tangible net worth requirement. The Company submitted a plan in January, 1999 which estimated that the Company would meet the tangible net worth requirement after the consummation of a bankruptcy plan of EqualNet. A Nasdaq hearing was held on February 4, 1999 to consider said plan. As of the date hereof, Nasdaq has not made a final decision concerning the Company's listing on Nasdaq's National Market. There can be no assurance the Common Stock will continue to be listed on Nasdaq.

Item 6.  Exhibits and Reports on Form 8-K

  a.  Exhibits

      Exhibit No.        Description
      -----------        -----------
           3.1 Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 Registration No. 33-88742; filed on February 13, 1995).

           3.2 Statement of Resolution Establishing Series of Shares (Series A Convertible Preferred Stock) (incorporated by reference to Annex B to the Company's Schedule 14A filed with the Commission on February 17, 1998).

           3.3 Statement of Resolution Establishing Series of Shares (Series B Senior Convertible Preferred) (incorporated by reference to Annex G to the Company's Schedule 14A filed with the Commission on June 15, 1998).

           3.4 Statement of Resolution Establishing Series of Shares (Series C Convertible Preferred Stock) (incorporated by reference to Annex A to the Company's Schedule 14A filed with the Commission on June 15, 1998).

           3.5 Form of Statement of Resolution of Board of Directors Establishing and Designating Series D Convertible Preferred Stock and Fixing the Rights and Preferences of such Series (incorporated by reference to exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, filed with the Commission on October 13, 1998).

           3.6 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1 (Registration No. 33-88742), filed with the Commission on January 24, 1995).

          27.1        Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            EQUALNET COMMUNICATIONS CORP.

                              /s/  Mitchell H. Bodian
  Date: 2/16/99             -------------------------------------------
                            Mitchell H. Bodian, Chief Executive Officer
                            (duly authorized officer and principal
                            financial officer)