Form 10-Q
period 1999-03-31
EQUALNET COMMUNICATIONS CORP
filed 1999-05-24
CIK 936163

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE
       SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1999

                                      OR


 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from __________, 19____ to __________, 19____.

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

                           Yes   X         No ______
                               -----

There were 20,972,111 shares of the Registrant's $.01 par value common stock outstanding as of May 24, 1999.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements
--------------------------------------------------------------------------------

                         EQUALNET COMMUNICATIONS CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                  June 30,            March 31,
                                                                    1998                1999
                                                               ---------------     ---------------
                                                                   (Note)            (Unaudited)
ASSETS
Current assets
    Cash and equivalents                                       $      459,581         $    744,414
    Accounts receivable, net of allowance
      for doubtful accounts of $1,034,253 at June 30,
      1998 and $2,417,936 at March 31, 1999                         5,839,284           13,235,942
    Due from agents                                                 1,596,590              337,120
    Advance on acquisition purchase price                           3,014,000                    -
    Prepaid expenses and other                                        109,684              442,771
                                                               ---------------        -------------
Total current assets                                               11,019,139           14,760,247


Property and equipment
    Computer equipment                                             17,824,993           18,793,237
    Office furniture and fixtures                                   1,209,032            1,209,032
    Leasehold improvements                                          1,177,592            1,246,855
                                                               ---------------        -------------
                                                                   20,211,617           21,249,124

    Accumulated depreciation and amortization                     (4,837,626)          (7,590,123)
                                                               ---------------        -------------
                                                                   15,373,991           13,659,001

Customer acquisition costs, net of
    accumulated amortization of $13,957,622
    at June 30, 1998 and $19,494,491 at
    March 31, 1999                                                    355,984            5,408,189
Marketing agents contracts, net of
    accumulated amortization of $166,849
    at March 31, 1999                                                       -            1,835,342
Other assets                                                        1,011,333              763,854
                                                               ---------------        -------------

Total assets                                                   $   27,760,447         $ 36,426,633
                                                               ===============        =============


Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

                         EQUALNET COMMUNICATIONS CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                             June 30,                    March 31,
                                                                              1998                        1999
                                                                       -------------------         -------------------
                                                                              (Note)                   (Unaudited)
Liabilities and shareholders' equity
Current Liabilities Not Subject to Compromise
       - Post Petition (Note 2)
    Payable to providers of long distance services                     $      6,627,711            $       1,155,335
    Accounts payable                                                          4,237,310                    4,827,511
    Accrued expenses                                                          3,838,315                    2,351,788
    Accrued sales taxes                                                         205,108                      985,437
    Notes payable to long distance providers                                  1,183,059                            -
    Debt in default                                                           5,752,535                    6,092,553
    Debt in default to an Affiliate                                             400,000                            -
    Contractual obligations with regard to receivable
     sales agreement                                                          2,334,710                    3,783,071
     Notes Payable                                                                    -                    1,624,183
                                                                       -------------------         -------------------
       Total Current Liabilities Not Subject                                 24,578,748                   20,819,878
       to Compromise - Post Petition
Current Liabilities Not Subject to Compromise
       - Pre Petition (Note 2)
    Accrued sales taxes                                                               -                      287,902
    Contractual obligations with regard to receivable
     sales agreement                                                                  -                    2,010,072
    Notes Payable                                                                     -                      400,000
                                                                       -------------------         -------------------
     Total Current Liabilities Not Subject                                            -                    2,697,974
       to Compromise - Pre Petition
Current Liabilities Subject to Compromise (Note 2)                                    -                   15,216,266
                                                                       -------------------         -------------------
        Total current liabilities                                            24,578,748                   38,734,118

Deferred rent                                                                   223,917                            -
Notes Payable                                                                         -                    2,172,436
Convertible Debt                                                                      -                    2,559,812
Shareholders' equity (deficit
    Preferred stock, $.01 par value
    5,000,000 shares authorized at June 30, 1998
     Series A Convertible Preferred Stock (non-voting)
       aggregate liquidation preference of $2.1
       million; Issued and outstanding shares -
       2,000 at June 30, 1998 and March 31, 1999                              2,000,000                    2,000,000
     Series B Senior Convertible Preferred Stock (voting)
       aggregate liquidation preference of $3.0
       million; Issued and outstanding shares-
       3,000 at June 30, 1998 and March 31, 1999                              3,000,000                    3,000,000

                         EQUALNET COMMUNICATIONS CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                             June 30,                    March 31,
                                                                               1998                        1999
                                                                        -----------------           ------------------
                                                                             (Note)                   (Unaudited)
   Series C Convertible Preferred Stock (voting)
     aggregate liquidation preference of $5.8
     million; Issued and outstanding shares -
     0 at June 30, 1998 and 212,135 at
     March 31, 1999                                                                   -                   5,826,446
   Series D Convertible Preferred Stock (voting),
     $.01 par value,
     aggregate liquidation preference of $3.9
     million; Issued and outstanding shares -
     0 at June 30, 1998 and 3,850 at
     March 31, 1999                                                                   -                   2,002,235
   Common stock, $.01 par value
     Authorized shares - 50,000,000 at June 30, 1998
     and December 31, 1998. Issued and
     outstanding 21,385,832 at June 30, 1998 and
     20,189,611 at March 31, 1999.                                              217,935                     235,582
   Treasury stock at cost; 400,447 shares at
     June 30, 1998 and 3,408,703 at March 31, 1999.                            (817,153)                 (2,522,644)
   Additional paid in capital                                                37,063,468                  39,613,597
   Stock warrants                                                             1,763,240                   2,698,810
   Deferred compensation                                                       (115,826)                    (20,415)
   Retained deficit                                                         (40,153,882)                (59,873,344)
                                                                        ---------------             ---------------
Total shareholders' equity (deficit)                                          2,957,782                  (7,039,733)
                                                                        ---------------             ---------------
Total liabilities and shareholders' equity (deficit)                     $   27,760,447              $   36,426,633
                                                                        ===============             ===============

Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

                         EQUALNET COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three Months Ended                               Nine Months Ended
                                                        March 31,                                       March 31,
                                               1998                   1999                      1998                   1999
                                           --------------         ------------              --------------        --------------
Sales                                      $    5,765,688         $  9,345,633              $   20,574,243        $   25,356,218
Cost of Sales                                   4,640,738            7,459,706                  15,634,291            24,809,039
                                           --------------         ------------              --------------        --------------
                                                1,124,950            1,885,927                   4,939,952               547,179
Selling, general and administrative
    expenses                                    3,749,553            2,255,979                   9,005,284             8,488,203
Depreciation and amortization                   1,146,239            3,737,712                   3,302,027             8,867,608
                                           --------------        -------------              --------------        --------------
Operating loss                                 (3,770,842)          (4,107,764)                 (7,367,359)          (16,808,632)

Other income (expense)
    Interest income                                 5,537                    -                       6,700                   877
    Interest expense                             (245,319)            (721,942)                 (1,180,773)           (1,984,766)
    Miscellaneous                                 (31,507)             (54,266)                     73,922               (37,165)
                                           --------------        -------------              --------------        --------------
                                                 (271,289)            (776,208)                 (1,100,151)           (2,021,054)
Loss before federal income
    taxes and reorganization costs             (4,042,131)          (4,883,972)                 (8,467,510)          (18,829,686)

Benefit for federal income taxes                        -                    -                           -                     -
                                           --------------        -------------              --------------        --------------
Loss before reorganization costs               (4,042,131)          (4,883,972)                 (8,467,510)          (18,829,686)

Reorganization costs                                    -             (234,000)                          -              (376,658)
                                           --------------        -------------              --------------        --------------
Net loss                                   $   (4,042,131)        $ (5,117,972)             $   (8,467,510)       $  (19,206,344)

Preferred stock dividends                         (11,557)            (376,086)                    (11,557)             (513,669)
                                           --------------        -------------              --------------        --------------
Net loss available to Common
    shareholders                           $   (4,053,688)        $ (5,494,058)             $   (8,479,067)       $  (19,720,013)
                                           ==============        =============              ==============        ==============
Net loss per share - basic and diluted     $        (0.43)        $      (0.29)             $        (1.15)       $        (1.02)
                                           ==============        =============              ==============        ==============
Weighted average number of shares               9,486,275           19,027,111                   7,365,587            19,309,972
                                           ==============        =============              ==============        ==============

                         EQUALNET COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               Nine Months Ended
                                                                                                   March 31,
                                                                                         1998                     1999
                                                                                  -------------------      -------------------
Operating activities
Net loss                                                                              $   (8,467,510)         $   (19,206,344)
Adjustments to reconcile net income to
cash provided by (used in) operating activities
       Depreciation and amortization                                                       3,302,027                8,867,608
       Provision for bad debt                                                              1,112,310                1,383,683
       Amortization of discount on convertible debt                                                -                  106,253
       Interest charge on convertible debt issued at discount                                150,000                  450,000
       Change in deferred rent                                                                 7,203                 (223,917)
       Compensation expense recognized for common stock issue                                 52,502                   35,417
       Change in operating assets and liabilities:
            Accounts receivable                                                            3,141,625               (3,705,510)
            Due from agents                                                                1,068,981                   (6,727)
            Prepaid expenses and other                                                      (294,782)                 129,594
            Other assets                                                                  (1,167,723)                 203,498
            Accounts payable and accrued liabilities
                not subject to compromise                                                    130,461               (5,220,046)
            Accounts payable and accrued liabilities
                subject to compromise                                                              -               14,083,207
                                                                                  -------------------      -------------------
Net cash provided by (used in) operating activities                                         (964,906)              (3,103,284)

Investing activities
Purchase of property and equipment                                                        (6,369,202)                (639,934)
Cash paid for acquisition                                                                 (1,550,000)                (555,000)
Proceeds from sale of equipment                                                                    -                   74,775
                                                                                  -------------------      -------------------
Net cash used in investing activities                                                     (7,919,202)              (1,120,159)

Financing activities
Proceeds from subordinated notes payable                                                           -                4,981,615
Proceeds from notes payable                                                                7,407,260
Net repayments on revolving line of credit                                                (4,555,442)                       -
Net proceeds on contractual obligations with regard
   to receivable sales agreement                                                           1,861,274                3,458,433
Repayments on capital lease obligations                                                      (51,000)                       -
Proceeds from issuance of stock                                                            6,249,999                  107,155
Proceeds from issuance of warrants                                                           142,740                        -
Repayments on long-term debt                                                                       -               (7,038,927)
Proceeds from convertible debt                                                                     -                2,800,000
Proceeds from exchange of Common Stock for Preferred Stock                                         -                  200,000
                                                                                  -------------------      -------------------
Net cash provided by (used in) financing activities                                       11,054,831                4,508,276
                                                                                  -------------------      -------------------
Net increase in cash                                                                       2,170,723                  284,833

Cash, beginning of period                                                                    828,478                  459,581
                                                                                  -------------------      -------------------
Cash, end of period                                                                   $    2,999,201          $       744,414
                                                                                  ===================      ===================
Reorganization costs paid                                                             $            -          $        71,658
                                                                                  ===================      ===================

                         EQUALNET COMMUNICATIONS CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -       MANAGEMENT'S REPRESENTATION

               The consolidated financial statements included herein have been prepared by the management of Equalnet Communications Corp. (the "Company") without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the financial position of the Company as of March 31, 1999, and the results of operations and cash flows for the three months and nine months ended March 31, 1998 and 1999.

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


NOTE 2 -       CHAPTER 7 AND 11 FILING

               EqualNet Corporation ("EqualNet"), one of the Company's operating subsidiaries, and EqualNet Wholesale Services, Inc. ("Wholesale"), a wholly owned nonoperating subsidiary of the EqualNet filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"), in Houston, Texas. EqualNet's financial statements have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", and include disclosure of liabilities subject to compromise. Such financial statements are consolidated into the Company's consolidated financial statements. Under Chapter 11, certain claims against EqualNet in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while EqualNet continues business operations as a debtor-in-possession. These claims are reflected in the March 31, 1999 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

               On October 2, 1998 Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, EqualNet as debtor-in-possession, will continue to manage and operate EqualNet's assets and business pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. The Company has filed its disclosure statement which includes its reorganization plan. The Bankruptcy Court approved the Disclosure Statement for the Plan of Reorganization of EqualNet on March 1, 1999. On April 28, 1999, the Bankruptcy Court confirmed the Plan of Reorganization subject to funding which is set by the Bankruptcy Court to be May 24, 1999.

               As a debtor-in-possession, EqualNet is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. A creditors' committee was formed in October, 1998, which has the right to review and object to business transactions outside the ordinary course.

               The consolidated financial statements do not purport to show: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) ultimate pre-petition liability amounts that may be allowed for claims or contingencies or the status or priority thereof; (c) the effect of any changes that may be made to the capitalization of EqualNet; or (d) the effect of any changes that may be made in EqualNet's business operations. The outcome of these matters is not presently determinable.

               Although management intends that EqualNet will emerge from bankruptcy in a prompt and expeditious manner during the fourth quarter of fiscal year 1999, there can be no assurance that a reorganization will be consummated.

               In the event EqualNet's plan as confirmed by the Court is consummated, continuation of the Company's business is dependent upon the success of future operations and the Company's ability to meet its obligations as they become due. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing by EqualNet, as well as related circumstances and the losses from operations continue to raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments relating to the commencement of EqualNet's bankruptcy case or to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.

               The principal categories of claims classified as "Current Liabilities Subject to Compromise" on the Company's consolidated balance sheet are identified below:

                    Payable to providers of long distance services         $    9,833,383
                    Accounts payable                                            3,060,247
                    Accrued expenses                                            1,139,577
                    Notes Payable to long distance provider                     1,183,059
                                                                           --------------
                                                                           $   15,216,266
                                                                           ==============

The following condensed financial statements present the financial position of EqualNet as of March 31, 1999 and the results of its operations and cash flows for the nine months ended March 31, 1999, and have been prepared on the same basis as the Company's consolidated financial statements.

                             EQUALNET CORPORATION
                                 BALANCE SHEET
                                  (Unaudited)

                                                                        March 31, 1999
                                                                         (Unaudited)
     Assets
     Current assets
        Cash and equivalents                                              $   482,114
        Accounts receivable, net of allowance
          for doubtful accounts of $1,574,629                               4,783,502
        Due from agents                                                       329,393
                                                                          -----------
     Total current assets                                                   5,595,009

     Property and equipment
         Computer equipment                                                 4,558,189
         Office furniture and fixtures                                      1,209,032
         Leasehold improvements                                             1,246,855
                                                                          -----------
                                                                            7,014,076
          Accumulated depreciation and amortization                        (4,708,028)
                                                                          -----------
                                                                            2,306,048

       Other assets                                                           318,518
                                                                          -----------
       Total assets                                                       $ 8,219,575
                                                                          ===========


     Liabilities and shareholders' deficit
     Current Liabilities Not Subject to Compromise
     Post Petition (Note 2)
        Payable to providers of long distance services                    $   262,333
        Accounts Payable                                                    2,067,701
        Accrued Expenses                                                      821,005
        Accrued sales taxes                                                   236,433
        Debt in Default to an Affiliate                                             -
        Contractual obligations with regard to receivable
            Sales agreement                                                  (193,972)
        Intercompany Note Payable                                          10,000,000
                                                                          -----------
            Total Current Liabilities Not Subject to Compromise            13,193,500
            Post Petition
     Current Liabilities Not Subject to Compromise
     Pre Petition (Note 2)
            Contractual obligations with regard to receivable
               Sales agreement                                              2,010,072
            Accrued sales taxes                                               287,902
            Notes Payable                                                     400,000
                                                                          -----------
              Total Current Liabilities Not Subject to                      2,697,974
              Compromise Pre Petition
     Current Liabilities Subject to Compromise
       Payable to providers of long distance services                       9,833,383
       Accounts payable                                                     3,060,247
       Accrued expenses                                                     1,139,577
       Notes Payable to long distance providers                             1,183,059
       Intercompany Note Payable                                           27,605,154
                                                                          -----------
       Total Current Liabilities Subject to Compromise                     42,821,420
                                                                          -----------
       Total Current Liabilities                                           58,712,894

     Shareholders' deficit
           Common Stock                                                             1
           Retained deficit                                               (50,493,320)
                                                                          -----------
     Total shareholders' deficit                                          (50,493,319)
                                                                          -----------
     Total liabilities and shareholders' deficit                          $ 8,219,575
                                                                          ===========

                             EQUALNET CORPORATION
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                    March 31, 1999
                                                                      (Unaudited)
               Revenues                                            $     11,589,169
               Cost of Revenues                                          12,416,276
                                                                  -----------------
                                                                           (827,107)

               Selling, general and administrative
                    expenses                                              5,875,703
               Depreciation and amortization                              1,839,503
                                                                  -----------------
               Operating loss                                            (8,542,313)

               Other income (expense)
                    Interest income                                             869
                    Interest expense                                       (270,636)
                    Miscellaneous                                           (48,718)
                                                                  -----------------

                                                                           (318,485)
                                                                  -----------------
               Loss before federal income
                    taxes and other item                                 (8,860,798)

               Benefit for federal income taxes                                   -
                                                                  -----------------

               Loss before other item                                    (8,860,798)

               Reorganization Costs                                        (376,658)
                                                                  -----------------

               Net loss                                            $     (9,237,456)
                                                                  -----------------

               Reorganization expenses, which represent professional fees, incurred during the quarter ended March 31, 1999 totaled approximately $234,000.

                             EQUALNET CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                               Nine Months
                                                                                   Ended
                                                                              March 31, 1999
                                                                          ----------------------
               Operating activities                                         $        (9,237,456)
               Net loss
               Adjustments to reconcile net loss to
                 cash used in operating activities
                   Depreciation and amortization                                      1,839,503
                   Provision for bad debt                                             2,681,109
                   Change in deferred rent                                             (223,917)
                   Change in operating assets and liabilities:
                       Accounts receivable                                           (1,625,328)
                       Due from agents                                                  705,694
                       Other assets                                                    (112,554)
                       Accounts payable and accrued liabilities
                        not subject to compromise                                   (10,749,706)
                       Accounts payable and accrued liabilities
                        subject to compromise                                        14,651,002
                                                                          ---------------------
               Net cash used in operating activities                                 (2,071,653)

               Investing activities
               Purchase of property and equipment                                      (192,237)
                                                                          ---------------------
               Net cash used in investing activities                                   (192,237)

               Financing activities
               Net proceeds from intercompany note payable                            2,807,290
               Net change on contractual obligations  with regard
                to receivable sales agreement                                          (518,610)
                                                                          ---------------------
               Net cash provided by financing activities                              2,288,680
                                                                          ---------------------
               Net increase in cash                                                      24,790
               Cash, beginning of period                                                457,324
                                                                          ---------------------
               Cash, end of period                                          $           482,114
                                                                          =====================
               Reorganization costs paid                                    $            71,658
                                                                          =====================


NOTE 3 -       DIP FINANCING AND EXIT FACILITY

               Prior to filing for bankruptcy protection, EqualNet and RFC Capital Corporation ("RFC") entered into an agreement whereby RFC agreed to amend certain financing agreements with EqualNet to eliminate EqualNet's bankruptcy filing as an event of default and, subject to bankruptcy court approval, to continue to finance EqualNet's receivables under a debtor in possession ("DIP") facility. On November 24, 1998, the bankruptcy court approved the DIP financing which allowed EqualNet to continue to obtain funds from RFC in the same manner as it did prior to the bankruptcy filing. The financing cost of the DIP facility is prime rate plus seven percent (7%).

               EqualNet will be required to seek additional financing to consummate its plan of reorganization. The Company currently is in active negotiations with 2 outside investor groups that could provide EqualNet with the capital needed for the exit facility.

               The Company is continuing discussions with these 2 investor groups and is negotiating with other potential investors to provide the capital for the exit facility. If the Company successfully raises the capital to provide for the exit facility, the Company would continue to own EqualNet after the bankruptcy proceedings. There can be no assurance that the Company will raise the capital required to fund the exit facility.

NOTE 4 -       ACQUISITIONS AND ASSET PURCHASES

               SA TELECOM
               ----------

               On January 21, 1998, the Company signed an agreement with SA Telecommunications, Inc. ("SA Telecom"), a switch based, long distance telecommunications carrier serving customers primarily in Texas and California to acquire certain assets and customer bases in exchange for a combination of shares of stock, cash and assumption of certain liabilities. The transaction was subject to certain conditions, including approval of the bankruptcy court supervising the reorganization of SA Telecom under Chapter 11 of the United States Bankruptcy Code. On March 9, 1998, the Company won approval from the bankruptcy court. The purchase of SA Telecom was approved by the Company's shareholders on June 30, 1998 for approximately $3.47 million in cash and approximately $5.4 million of Series C Preferred Stock and the assumption of approximately $4 million in debt, payable to Greyrock Business Credit, subject to final closing adjustments. The Company's newly formed wholly owned subsidiary, USC Telecom, Inc. ("USC Telecom"), acquired the SA Telecom assets on July 23, 1998. Prior to the closing of this transaction and for the purpose of providing for a smooth transition of the acquired customer base, the Company and SA Telecom entered into a management agreement pursuant to which the Company managed the operations of SA Telecom from April 1, 1998 until the close of the transaction whereby the Company was responsible for any losses from SA Telecom's operations on or after April 1, 1998. SA Telecom provided the Company with notice that the Company owes SA Telecom for operating losses during the period the management agreement was effective. The Company disputed the amount of operating losses as provided by SA Telecom. Additionally, SA Telecom disputed the final purchase price settlement and requested additional funding. On December 23, 1998, the bankruptcy court in the SA Telecom case ruled in favor of SA Telecom and entered a judgment requiring USC Telecom to pay approximately $812,772 to SA Telecom. The Company is appealing this decision and is also in settlement negotiations with SA Telecom. The estimated amount of this liability has been recorded as additional purchase consideration.

               The Company accounted for the SA Telecom acquisition using the purchase method of accounting. Accordingly, the results of operations of the acquired business is included in the Company's consolidated results of operations from the date of acquisition.

                    Purchase consideration (in thousands):
                          Cash paid                                                  $   3,569
                          Fair value of preferred stock issued                           5,400
                          Liabilities assumed                                            4,495
                                                                                     ---------
                          Fair value of assets acquired (including intangibles)      $  13,464
                                                                                     =========

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

               The Company issued 196,553 shares of Series C Preferred Stock to SA Telecom as part of the purchase price. The Series C Preferred Stock is convertible at the holder's option into shares of the Company's common stock ("Common Stock") at the rate of ten (10) shares of Common Stock per share of Series C Preferred Stock, or an aggregate of 1,965,530 shares of Common Stock. The Series C Preferred Stock has a liquidation preference equal to $27.50 (plus any accrued but unpaid dividends) per share of Series C Preferred Stock. The Company issued 5,358 shares of Series C Preferred in January 1999 as additional purchase consideration and issued 10,224 shares during the quarter ended March 31, 1999 as dividends.

               The following results of operations have been prepared assuming the SA Telecom acquisition occurred as of the beginning of the periods presented. The pro forma operating results are not necessarily indicative of future operating results nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                                           Nine Months Ended
                                                              March 31,
                                                          1998          1999
                                                         (in thousands, except
                                                           per share amounts)

               Revenues                           $    52,092      $    20,206
               Net income (loss)                  $   (12,032)     $   (17,889)
               Net loss per share                 $     (1.63)     $     (0.93)

               ACMI
               ----

               In January, 1999, the Company's newly formed wholly owned subsidiary, ACMI Acquisition Corp. ("ACMI Acquisition") acquired substantially all of the assets of Limit, LLC d/b/a ACMI ("ACMI"), a network marketing company with approximately 2,500 independent agents. The Company issued 1 million shares of its Common Stock to ACMI and ACMI Acquisition assumed a note payable of $1 million ("ACMI Note"). In addition, the Company is required to issue up to an additional 1.5 million shares of its Common Stock if ACMI generates $670,000 per month of revenue from new customers within six (6) months of the closing date. If new customer revenues are less than $670,000 per month at the end of the six (6) month period, then the number of additional shares issuable will be prorated based on the ratio of actual monthly revenue to $670,000. In the event the Company's Common Stock's average closing price is below seventy-five cents ($.75) per share for the period between 150 and 180 days after the closing date, additional Common Stock would be issuable to ACMI. In addition to the foregoing, ACMI is entitled to earn more Common Stock ("Earn Out Shares") if it attains certain performance measures based on sales at the end of each year over a three year period. ACMI is not entitled to any Earn Out Shares if its revenues for a twelve month period are less than $2.5 million. A director of the Company was granted 105,000 shares of the Company's Common Stock valued at approximately $164,000 for facilitating this transaction.

               The Company accounted for the ACMI acquisition using the purchase method of accounting. Accordingly, the results of operations of the acquired business is included in the Company's consolidated results of operations from the date of acquisition.

               Purchase consideration (in thousands):
                           Fair value of Common Stock issued                             $1,727
                           Liabilities assumed                                            1,076
                                                                                         ------
                           Fair value of assets acquired (including intangibles)         $2,803
                                                                                         ======

               The Company recorded marketing agent contracts as an asset valued at approximately $2.0 million. This asset is being amortized on the straight line method over a three year period. The results of operations related to the ACMI acquisition do not have a material effect on the operations of the Company and therefore pro forma information is not presented.

               Brittan Communications International Corporation
               ------------------------------------------------

               On January 27, 1999, the Company purchased approximately 80,000 residential long distance customers of Brittan Communications International Corporation ("BCI") from RFC in a foreclosure sale for approximately $1.6 million, including the assumption of a $1.5 million term loan, and the issuance of 300,000 warrants to RFC valued at $75,000. The warrants entitle the holder to purchase 300,000 shares of Common Stock at $1.33 per share during a five year period and were valued using the Black Scholes model. The term loan is reduced by 80% of the excess of the fair market value of the Common Stock at the exercise date over the $1.33 exercise price.

               The acquired customer base has been recorded in customer acquisition costs and is being amortized by applying the estimated attrition rate of the purchased customer base of 8% per month against the unamortized balance of the previous month (declining balance method) switching to the straight line method when the straight line method results in greater amortization over an 18 month period.



NOTE 5 -       DEBT

               Netco Acquisition Corp. ("Netco"), a wholly owned subsidiary of the Company, defaulted on its note payable in the original principal amount of $6.05 million during the first quarter, due to failure to make the monthly payments beginning with the July 1998 payment. These payment defaults were cured in September, 1998. Following the cure, the Company has been making interest-only payments on this loan under a written agreement with the lender where principal and interest payments are due beginning in March 1999. As of March 31, 1999 the remaining principal balance of this debt of $5.5 million is classified as debt in default.

               As of September 30, 1998, EqualNet was in default on its $0.4 million cash flow bridge loan obtained from Netco Acquisition, LLC, an entity owned 50% by the Willis Group, LLC ("Willis Group"), an affiliate of the Company, as no principal or interest payments have been made. The principal amount is classified as Debt in Default to an Affiliate at June 30, 1998. Effective December 31, 1998, the loan was modified to extend its maturity to July 31, 1999 and therefore, the Company was not in default at the end of the current quarter.

               EqualNet entered into an agreement with RFC, effective June 18, 1997, which is essentially a receivable purchase arrangement which bases borrowing capacity on a percentage of EqualNet's outstanding receivables up to a maximum allowable amount of $10.0 million and allows for the lender to cease funding of new receivables without prior written notice at the lender's option. The program fee applied to the outstanding balance of net purchased receivables was prime plus 4.5% per annum (13% at June 30, 1998), but changed to prime plus 7% on September 17, 1998 (after the Chapter 11 filing by EqualNet). As of March 31, 1999, the amount owed to RFC under this agreement was approximately $1.8 million with a credit reserve of $ 106,000. This RFC agreement was extended on July 19, 1998 and subsequently amended and approved by EqualNet's bankruptcy court on November 23, 1998.

               On July 23, 1998, the Company entered into a Loan and Security Agreement with RFC which was subsequently amended on September 8, 1998 (the agreement as amended, "RFC Loan"). RFC loaned the Company approximately $1.5 million. Periodic monthly principal and interest payments of $14,812 are due commencing on November 30, 1998. The balance due on the RFC Loan is payable on June 30, 2000. Interest is payable on the outstanding principal balance in an amount equal to the prime lending rate plus 5.5%. The RFC Loan is secured by all of the assets of the Company and the stock of EqualNet and USC Telecom. In connection with the RFC Loan, the Company granted to RFC a warrant for the purchase of up to 294,000 shares of Common Stock at the exercise price equal to the arithmetic average of the closing price of the Common Stock on Nasdaq for the three trading days immediately preceding the consummation of the RFC Loan. The warrant expires July 23, 2003. Proceeds from the RFC Loan were primarily used to retire a portion of the Greyrock Business Credit Loan which was owed by SA Telecom (see below). After taking into account the discount associated with the warrants, the RFC Loan is recorded on the Company's books at March 31, 1999 in the amount of $1,047,438.

               In connection with the July 23, 1998 SA Telecom acquisition, the Company assumed a note payable to Greyrock Business Credit of approximately $4.0 million. In August 1998, this loan was paid off with the proceeds from various RFC loans and the proceeds from a new $558,370 loan from Greyrock. The loan bears interest at a rate of prime plus 2.5% and is secured by the assets of USC Telecom. The principal balance of the Greyrock loan was due on February 22, 1999. Greyrock has given notice of its intention to foreclose its security interest in the event the note is not paid. The Company is currently unable to pay the principal balance and is in discussions with Greyrock related to amending the loan agreement. The debt is classified as debt in default on March 31, 1999.

               In August 1998, USC Telecom entered into a receivables purchase arrangement with RFC and used the proceeds of the initial funding of $2.1 million to pay off a portion of the debt to Greyrock Business Credit ("Greyrock"), which was assumed in the SA Telecom transaction. This facility is USC Telecom's primary source of working capital. The maximum purchase commitment amount from RFC is $4.0 million, and the program fee is equal to the prime rate plus 4.0%. The term of the facility is two years from the funding date. As of March 31, 1999, the amount owed to RFC under the USC Telecom agreement was approximately $1.8 million.

               On September 2, 1998, the Company executed a loan agreement in favor of the Willis Group in the amount of $241,106. The loan documented certain advances which the Willis Group had made on the Company's behalf. The Willis Group loan is secured by the assets of the Company and each of its subsidiaries. This loan bears interest at 11%. Effective

               December 31, 1998, the loan was modified to extend its maturity to July 31, 1999 and, therefore, the Company was not in default at March 31, 1999.

               Effective July 31, 1998, the Company issued two 6% Senior Secured Convertible Notes due in 2001 (the "2001 Notes") in the amount of $1.5 million each to the Willis Group, an affiliate of the Company, and Genesee Fund Limited Portfolio B ("Genesee"), a British Virgin Islands corporation, both accredited investors. The 2001 Notes are convertible into a variable number of shares of the Company's Common Stock. The 2001 Notes bear interest at 6% and interest payments are due each February 15, May 15, August 15 and November 15 commencing on November 15,1998. The 2001 Notes were issued with an original issue discount ("OID") in an initial amount of $100,000 for each note.

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

               In connection with the issuance of the 2001 Notes, the Company issued to each of the Willis Group and Genesee a warrant ("Warrant") to purchase 333,116 shares of Common Stock at a purchase price of $0.9006 per share. The Warrants expire on September 4, 2003. After taking into account the OID and an allocation of the purchase price to the Warrants, the 2001 Notes are recorded on the Company's March 31, 1999 Balance Sheet in the amount of $2.6 million. As explained below, the 2001 Notes are convertible to Common Stock at a discount to market. The net conversion discount of $0.5 million is recorded to interest expense and paid in capital.

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

               The holders of the 2001 Notes have verbally agreed, subject to the execution of the definitive agreement, that, subject to certain conditions, the conversion price of the 2001 Notes will not be less than $.75 per share.

               The Note Agreements are being submitted to the shareholders for ratification at the annual meeting of the shareholders tentatively scheduled to be held in July, 1999. This is being done to comply with rules of Nasdaq Stock Market that require shareholder approval for any transaction involving the issuance of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the issuer's outstanding common stock for less than the market value of the common stock.

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

               In connection with the January 27, 1999 BCI transaction, USC Telecom assumed a $1.5 million term loan payable to RFC. The note bears interest at the prime rate plus 4.5%. The term of the facility is two years from the funding date. As of March 31, 1999, the amount owed to RFC under the USC Telecom agreement was approximately $1.5 million. In addition, USC Telecom assumed the accounts receivable purchase arrangement that BCI had with RFC. The maximum purchase commitment is $10 million with a program fee of prime plus 3.0%. As of March 31, 1999 the amount owed to RFC under this receivable purchase arrangement was approximately $2.1 million

               In connection with the January 21, 1999 ACMI acquisition, the Company's newly formed wholly owned subsidiary, ACMI Acquisition Corp., assumed a note payable of $1.0 million to Union Planter's Bank. The loan bears interest at a rate of prime plus .5% and interest only is currently payable on a quarterly basis. The loan continues to be secured by the personal guarantees of the two principals from the company from which the assets were purchased as well as two other individuals. The note is due June 11, 1999. The amount owed to Union Planter's Bank as of March 31, 1999 was $1.0 million.


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

                              the product of (1) the average of the lowest sales price of the Common Stock on Nasdaq for any five trading days during the 25 trading days immediately preceding the conversion date and (2) 85% (subject to downward adjustment, if applicable, pursuant to the Series D Preferred Stock documents); and

                              $1.2281 (subject to reduction pursuant to the Series D Preferred Stock documents),

               subject to adjustment pursuant to the anti-dilution provisions. The holders of the Series D Preferred Stock have agreed that, subject to certain conditions, the conversion price of the Series D Preferred Stock will not be less than $.75 per share.

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

               The Series D Preferred shareholders can require the Company to redeem all shares if any of a number of events occur. The Series D Preferred shareholders have agreed to waive certain redemption rights effective September 30, 1998, to allow the Series D Preferred Stock to be classified as equity on the Company's Balance Sheet as of March 31, 1999. The Company has recorded $2.0 million of Series D Preferred Stock as of March 31, 1999. This amount was equal to the exchange fees plus the product of 3,000,000 shares of Common Stock exchanged in the transaction multiplied by the closing price per share of Common Stock on the date of the exchange plus the value of 44 shares and 56 shares issued as dividends on November 15, 1998 and February 15, 1999, respectively.


NOTE 7 -       INCOME TAXES

               The Company recorded a valuation allowance amounting to the entire net deferred tax asset balance at March 31, 1999, due to operating losses which give rise to uncertainty as to whether the deferred tax asset is realizable. The Company has recorded no income tax benefit for the period ended March 31, 1999.


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

               The Company recently completed the acquisitions of ACMI and the BCI customer base (see Note 4). The Company expects to immediately generate a profit from the former BCI customer base. The ACMI acquisition provides sales and marketing activities the Company needs to replace its eroding customer base. ACMI is a network marketing company with over 2,500 agents who will be selling the Company's long distance and other telecommunications services. The Company has also initiated an inbound telemarketing program using the distribution of debit cards as the mechanism to generate incoming calls.

               The Company intends to simplify its operations once EqualNet emerges from bankruptcy. Eliminating the duplicate costs associated with having two long distance carriers (i.e., USC

               Telecom and EqualNet) could be accomplished after the bankruptcy plan is consummated. The Company continually assesses its long distance carrier costs and seeks to identify alternatives to reduce the Company's cost of service.

               The Company continues to develop its strategy and is considering a number of alternatives including expanding its service offerings to include a number of bundled telecommunications services.

               There can be no assurance the Company will have the capital resources necessary to implement these measures and return to profitability. It is highly likely the Company will need additional capital to complete the funding of the plan of reorganization and to continue in business during its restructuring phase. Also, the Company intends to issue 3,000,000 shares of its Common Stock to the Trustee of the Creditor's Committee in the EqualNet Bankruptcy as partial payment of obligations under the plan of reorganization. In addition to the capital required to fund EqualNet's plan of reorganization, the Company expects that it will need additional capital to fund new marketing initiatives and new business ventures, such as Intelesis and its proposed acquisition of NCS. The Company believes that the rate at which it will be able to develop these new marketing initiatives and new business ventures will be directly related to the amount of new capital it has available. The Company intends to raise the capital it requires for these activities through possible private placements of its debt and equity securities. There can be no assurance the Company will be able to raise the capital it will require. If the Company is not able to raise the required capital, it may have to curtail its marketing initiatives and not be able to realize the full potential of these or other potential business ventures.


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

               In August, 1998, the Company executed a telecommunications services agreement with Frontier Communications of the West, Inc. ("Frontier"). The Company's operating subsidiaries are utilizing this switchless resale agreement to provide services to a portion of their customers. Beginning in December, 1998, this contract requires an MSARC of $250,000 per month. The Company has been meeting this MSARC requirement throughout the term of the agreement which extends to September, 2000. Frontier received a subordinated security interest in the customers of the Company as collateral for the extension of credit under this agreement. The Frontier carrier agreement was amended effective March 17, 1999, which extended the agreement to December 31, 2000.

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

               On August 13, 1998, Steverson & Company, Inc. filed suit against the Company in case number 704,244 in the County Civil Court at Law Number 2 of Harris County Texas, seeking damages in the amount of $22,892.78 plus attorneys fees and court costs. The Company maintains that these charges were for temporary services personnel utilized by EqualNet, and not the Company. Since then, Steverson & Company has filed a nonsuit against the Company, and have filed their claim with the Bankruptcy Court.

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

               On September 17, 1998, KISS Catalog Ltd. filed suit against the Company as assignee from Creative Communications International, Inc. of certain contract rights from KISS Catalog Ltd. in case number 98 CIV. 6570 in the United States District Court for the Southern District of New York, seeking payment of $100,000 in license fees, attorneys fees, and any royalties which may be owing under the license agreement. On March 17, 1999 KISS Catalog Ltd. and the Company reached a settlement where the Company made an initial payment of $20,000 and then will make eleven monthly payments of $5,000 that commenced on April 16, 1999.

               On September 17, 1998, Comerica Leasing Corporation filed suit in the 270th District Court of Harris County, Texas in case number 98-44481 against the Company and EqualNet for breach of a settlement agreement arising out of previous litigation for the enforcement of equipment and office furnishings leases filed on February 12, 1998 in the 157th District Court of Harris County, Texas in case number 98-06841. A settlement agreement was entered into by the parties dismissing the earlier litigation and adding the Company as an obligor for the payment of the settlement amounts. Under the terms of the settlement, EqualNet will pay Comerica $130,000 on the effective date of the agreement, in addition to issuing warrants for the purchase of up to 300,000 shares of the Company's Common Stock at an exercise price of $1.50 per share and a term of five years. The Company also agrees to pay $135,000 on or before June 30, 1999. The remaining balance will be treated as an unsecured claim in the bankruptcy.

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

               During the past several months, EqualNet and the Company have experienced severe liquidity problems and have received numerous notices of default in payment of trade creditors and other financial obligations. As a result of these liquidity problems and other matters, on September 10, 1998, EqualNet filed for protection under Chapter 11 of Title 11 of the United States Code, in case number 98-39561-H5-11 in the United States District Court for the Southern District of Texas and Wholesale filed for protection under Chapter 11 of Title 11 of the United States Code, in case number 98-39560-H4-11 in the United States District Court for the Southern District of Texas. On October 2, 1998, Wholesale filed a motion seeking to convert its Chapter 11 reorganization proceeding to a Chapter 7 liquidation proceeding. It is impossible to state at this time whether or not EqualNet as a debtor in bankruptcy will be able to reorganize its liabilities or to confirm a plan of reorganization in bankruptcy.

               On March 30, 1999, Chas. P. Young filed suit against the Company in case number 99-15940 in the 164th District Court of Harris County, Texas seeking damages in the amount of $60,653 plus interest and attorneys fees and court costs. The Company has denied that it owes the full amount sought to be recovered by the plaintiff in the action. At this time, it is impossible to state with any degree of certainty the amount of the Company's liability in this matter.


NOTE 10 -      SUBSEQUENT EVENTS

               The Company's Common Stock began trading on the Nasdaq SmallCap Market on May 7, 1999, subject to certain contingencies and via an exception to the normal continued listing requirements of Nasdaq.

               This change occurred as a result of a Nasdaq panel's decision dated May 5, 1999, following a hearing held February 4, 1999, on the continued listing of the Company's Common Stock on the Nasdaq National Market. While the panel ruled that the Company had failed to meet the minimum bid price and net tangible asset requirements, the Company was granted a temporary exception from these standards, subject to the Company meeting certain conditions. Specifically, in addition to the standard requirements for listing on the Nasdaq SmallCap Market, on or before June 1, 1999, the Company must make a public filing with the SEC and Nasdaq evidencing a minimum of $10 million in net tangible assets and a closing bid price of $1.00 per share. Immediately after June 1, 1999, the minimum bid price for the Company's Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive trading days.

               The Company believes that it can meet these conditions, however there can be no assurance that it will do so. If at some future date the Company's Common Stock should cease to be listed on the Nasdaq SmallCap Market, it may continue to be listed in the OTC-Bulleting Board. Such delisting could have an adverse effect on the liquidity of the Company's Common Stock.

               The Company has informed Nasdaq that it intends to propose to its shareholders at the Company's next annual meeting that they approve giving the Company's Board of Directors the discretionary authority to effect a reverse split of the Company's Common stock if such reverse split is deemed by the Board to be essential for the Company conforming to Nasdaq's minimum bid price requirement. The Company anticipates that its next annual meeting of shareholders will occur sometime in July,1999.

               On January 10, 1999, EqualNet Corporation filed a Disclosure Statement in its bankruptcy proceedings which included a proposed plan of reorganization (the "Plan"). The Company was a co-proponent of the Plan. As a result of negotiations with the committee of unsecured creditors of EqualNet, EqualNet filed an amended Disclosure Statement on February 9, 1999. The bankruptcy court approved the amended Disclosure Statement on March 1, 1999. The creditors of EqualNet approved the Plan and the bankruptcy court confirmed the Plan on April 27, 1999. The Plan, if consummated, will result in the exchange of approximately 3 million newly issued shares of the Company's Common Stock and $1.35 million in cash to a newly created trust for the benefit of the unsecured creditors of EqualNet and the elimination of approximately $15 million of unsecured debt of EqualNet.

               The Company subsequently obtained commitments from two investor groups (the "Investors") to provide the $3.6 million required for the consummation of the Plan and entered into a definitive agreement with the Investors for their investment in the Company. These Investors have notified the Company that it is in breach of its obligations under the terms of the agreement and that they do not intend to complete the funding and stock purchase. The Company vehemently denies that it has breached its obligations under the agreement. However, the Company also is engaged in negotiations with other prospective sources of funding for the consummation of the Plan, in the event that the Investors, for any reason, fail to provide funding as provided in the agreement. There can be no assurance that the Company will be able to raise the capital required to consummate the Plan.

               On April 20, 1999, the Company signed a definitive agreement for the acquisition of The Intelesis Group, Inc. ("Intelesis") and a related entity in a transaction potentially valued at up to $22.5 million. Equalnet has agreed to issue 2.5 million shares of its Common Stock to Intelesis along with a one-year "earn-out" opportunity of up to $20 million, which, if achieved, would represent approximately a $50 million annual revenue run rate for Intelesis at that time. Intelesis is a development stage company that holds pending patent and trademark rights to "FreeCaller(TM)," an advertiser-sponsored, residential telecommunications service that allows subscribers to make domestic long distance calls for free in exchange for listening to a 30-second advertisement. Intelesis has not yet generated any revenue.

               On April 7, 1999, the Company entered into a Letter of Intent to acquire Network Communications Solutions, LLC ("NCS"), a privately held Internet service provider, and Web host and design firm for total purchase price consideration of $1 million, payable in common stock of the Company. The Company currently is conducting due diligence on NCS and negotiating a definitive agreement for the acquisition of NCS. There can be no assurance that the acquisition of NCS will be consummated.

               On October 19, 1998, the Company signed an agreement with S4 Communications Corporation ("S4") to a acquire all of the equity interest of S4. S4 is a provider of telecommunications services in the Chicago, Illinois area. Closing of the transaction was subject to the satisfactory completion of due diligence. The Company does not currently intend to consummate this transaction.

               On February 5, 1999, the Company entered into a subscription agreement with LaMonda Management Family Limited Partnership ("LaMonda"). Pursuant to the terms of the agreement, LaMonda purchased 769,000 shares of the Company's Common Stock, plus warrants to purchase up to 50,000 shares of common stock at an exercise price of $1.00 per share for one (1) year, plus warrants to purchase up to 50,000 shares of common stock at an exercise price of $1.50 per share for two (2) years, plus warrants to purchase up to 50,000 shares of Common Stock at an exercise price of $2.00 for three (3) years, for total consideration of $500,000.

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

               Netco, the owner of the Switches, subsequently entered into an agreement with EqualNet whereby EqualNet assumed the operating responsibilities of the Switches. EqualNet incurred substantial costs in the fourth quarter of fiscal 1998 in extending the network's access to most of the large metropolitan areas in the United States in anticipation of a national marketing effort. This marketing effort did not produce significant revenue due to EqualNet's internal provisioning problems and the lack of sufficient capital. Utilization of the Switches and national network without sufficient traffic to support the fixed costs created negative operating margins and created an event that indicated the $14.2 million asset might be impaired.

               In October 1998, EqualNet completed the process of turning off the Switches and network in an effort to reduce significant fixed charges. At that time, the Company intended to reconfigure the network in Texas and Southern California to improve operating margins on customers located in those geographical areas. The Company has not, however, completed this reconfiguration and may not do so. The Company has started a program to partition or lease ports on the Switches to other carriers. The Company has entered into one agreement to partition approximately 110 ports from its Texas Switches. However, the party that has partitioned the ports currently is not using or paying for all the ports that it has agreed to partition. EqualNet has successfully interfaced and integrated the ports with the customer, but the customer is having difficulty ramping up their international customer base, and therefore, are currently not able to pay EqualNet. EqualNet has allowed this customer to build up their business and customer base before they are required to fully pay EqualNet what they are owed. The entire network of Switches has over 1,400 ports.

               As of March 31, 1999, the Company classified the Switches and network as operating assets and has supported the carrying value of the assets through a projected undiscounted cash flow analysis based on the partitioning ports program plan as discussed above. Additionally, as part of the plan of reorganization and plan to return the Company to profitability, the Company will continue to evaluate the best economic use of the Switches and related network. As part of this continued evaluation, the Company may elect to sell all or a portion of the Switches and related network. Management believes that the carrying value of the assets will be realized through the operations of the assets or a combination of operating the assets and potential sale of the assets. However, it is reasonably possible that the undiscounted cash flows may change in the near future resulting in the need to write-down those assets to fair value.

NOTE 12 -      SHAREHOLDER'S EQUITY

               The Company issued 420,000 shares of its Common Stock in March 1999 to third parties in consideration for services rendered and for full satisfaction of amounts due. This included the issuance of 100,000 share of its Common Stock to satisfy the severance agreement made between the Company and Mr. Michael Hlinak on April 1, 1998 and 320,000 shares to satisfy services rendered by other third parties.

               On January 21, 1999, the Company entered into a subscription agreement with Kevin Pirolo whereby Mr. Pirolo committed to purchase $2 million of Common Stock of the Company at a purchase price per share equal to 90% of the average closing price per share of Common Stock for the ten trading days prior to the date of the confirmation of the Plan. As of May 24, 1999 the shares had not been purchased.

NOTE 13 -  RELATED PARTY TRANSACTIONS

           In March 1999, the Company issued 136,296 shares of its Common Stock to Directors of the Company in satisfaction of amounts owed for unpaid Director fees. Ronald J. Salazar, a director of the Company, was also issued 30,000 shares of the Company's Common Stock for satisfaction of services rendered.

           On January 21, 1999, the Company closed a transaction dated effective December 31, 1998 for the acquisition of substantially all of the assets of Limit, LLC, a Tennessee limited liability company. Zane Russell, a director of the Company at the time of the closing of the transaction, was paid 105,000 shares of Common Stock as a fee for his role in completing this transaction. See ACMI Purchase Agreement - Exhibit 10.1.

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

           Results of Operations
           ---------------------

           Sales for the three months ended March 31, 1999 increased 62.1% to $9.3 million compared to sales of $5.8 million for the same period of the prior year. Gross margin increased during the current quarter to $1.9 million compared to a gross margin of $1.1 million for the same period of the prior year. The net loss for the three months ended March 31, 1999, was $5.1 million and included no tax benefit. The net loss for the corresponding period in the previous year was $4.0 million and included no tax benefit.

           Sales for the nine months ended March 31, 1999 increased 23.2% to $25.4 million from $20.6 million for the same period of the previous year. Gross margin decreased for the nine month period 88.9% to $0.5 million from $4.9 million for the comparable period the prior year. Much of this decrease is attributable to a write off of accounts receivable of $3.3 million in the second quarter of this year. The net loss for the nine months ended March 31, 1999 was $19.2 million and included no tax benefit. The net loss for the corresponding period in the previous year was $8.5 million and included no tax benefit.

           The following table sets forth for the fiscal periods indicating the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income:

                                                          Three Months Ended                   Nine Months Ended
                                                                March 31,                          March 31,
                                                        1998              1999              1998               1999
                                                        ----              ----              ----               ----
     Revenues                                            100.0%             100.0%            100.0%            100.0%
     Cost of revenues                                     80.5%              79.8%             76.0%             97.8%
                                                    -----------       ------------      ------------       -----------
     Gross margin                                         19.5%              20.2%             24.0%              2.2%

     Selling, general & administrative expenses           65.0%              24.1%             43.8%             33.5%
     Depreciation and amortization                        19.9%              40.0%             16.0%             35.0%
                                                    -----------       ------------      ------------       -----------

     Operating income (loss)                             (65.4%)            (44.0%)           (35.8%)           (66.3%)

     Other income (expense)
       Interest income                                     0.1%               0.0%              0.0%              0.0%
       Interest expense                                   (4.3%)             (7.7%)            (5.7%)            (7.8%)
       Miscellaneous                                      (0.5%)             (0.6%)             0.4%             (0.2%)
                                                    -----------       ------------      ------------       -----------
                                                          (4.7%)             (8.3%)            (5.3%)            (8.0%)

     Loss before federal income taxes
     and reorganization cost                             (70.1%)            (52.3%)           (41.1%)           (74.3%)

     Provision for federal income taxes                    0.0%               0.0%              0.0%              0.0%
                                                    -----------       ------------      ------------       -----------

     Net Loss before reorganization costs                (70.1%)            (52.3%)           (41.1%)           (74.3%)

     Reorganization costs                                  0.0%              (2.5%)             0.0%             (1.5%)
                                                    -----------       ------------      ------------       -----------

     Net Loss                                            (70.1%)            (54.8%)           (41.1%)           (75.8%)
                                                    ===========       ============      ============       ===========

     Sales
     -----

     The Company's sales in the three months ended March 31, 1999 increased 62.1% to $9.3 million compared to $5.8 million for the comparable period of the prior year. The increase was due primarily to an increase in customer accounts as a result of several acquisitions this fiscal year. During the current quarter, the Company reported sales of $2.7 million related to the customers acquired on July 23, 1998 from SA Telecom and $3.6 million related to customers acquired from the BCI transaction on January 27, 1999. Sales resulting from the January 1999 acquisition of ACMI were $0.2 million for the current quarter. Excluding sales from the acquired customers, the Company's historical customer base experienced a decrease in sales of 51.7% to $2.8 million in the current quarter compared to $5.8 million for the comparable period of the prior year. Increasing customer attrition has caused this decline in sales that has also resulted in a corresponding decrease in billable minutes. The billable minutes for this historical customer base for the three months ended March 31, 1999 decreased 23.3% to
     13.8 million from 18.0 million for the same period last year. The customer base acquisitions of the company in this fiscal year have resulted in an increase in total billable minutes for the current quarter of 137.2% to
     42.7 million minutes from 18.0 million minutes for the same period of the prior year. The acquired SA Telecom customer base generated 19.3 million billable minutes and the acquired BCI customer base generated 9.6 million billable minutes in this quarter.

     For the nine months ended March 31, 1999, sales increased 23.2% to $25.4 million compared to $20.6 million for the same period in the previous year. Sales during the first, second, and third quarters of fiscal 1999 from the July 23, 1998 SA Telecom customer base acquisition were $3.5, $3.8, and $2.7 million, respectively. The BCI transaction which occurred in the current quarter generated $3.6 million in sales and the ACMI transaction generated $0.2 million in revenue in this period. The Company's historical customer base experienced a decrease in sales for the nine months ended March 31, 1999 of 43.9% to $11.5 million compared to $20.6 million for the same period in the previous year. This resulted from a decrease in billable minutes for this customer base of 30.7% to 46.9 million minutes from 67.7 million minutes for the nine months ended March 31, 1999. The total billable minutes for the Company increased 80.4% to
     122.1 million minutes from 67.7 million in the same period the previous year. The acquired SA Telecom base generated billable minutes of 22.2, 24.1, and 19.3 million for the first, second, and third quarters of this fiscal year, respectively. The newly acquired BCI customer base generated
     9.6 million minutes for the current period. Although several key acquisitions have improved the Company's sales and billable minutes from the same period the prior year, the Company has experienced increased customer attrition. The Company has only recently initiated an expansion of several existing sales channels and the development of key alternative sales channels to allow significant future growth.

     Cost of Sales
     -------------

     The cost of sales for the three months ended March 31, 1999, increased 60.7% to $7.5 million compared to $4.6 million for the comparable period of the prior year. The current quarter increase was primarily attributable to additional costs associated with the BCI and SA Telecom billings. Cost of sales for the nine months ended March 31, 1999 increased 58.7% to $24.8 million compared to $15.6 million for the same period last year. Included in this increase is a $3.3 million write off of accounts receivable in the second quarter. In addition to the write off, the primary cause of this increase relates to lower rates per billed minute for the acquired SA Telecom customer base as compared to the Company's historical customer base.

     The Company's cost of long-distance (which is a component of cost of sales) for the three months ended March 31, 1999 increased as a percentage of sales to 57.4% from 55.0% for the comparable period in the previous year. The cost of long distance for the nine months ended March 31, 1999 increased to 66.1% from 53.9% for the comparable period of the previous year. The increase in the percentage in the fiscal year is the result of the costs associated with the Company's network of switches ("Network") and higher costs related to SA Telecom customers. The cost of long distance for the SA Telecom customer base was 38.4% of sales for the current quarter. The cost of long distance related to the BCI customers was $0.9 million for the quarter. The total long distance costs during the first, second and third quarters of fiscal 1999 of $5.3, $6.1 and $5.4 million, respectively, includes approximately $.2, $1.7 and $0.0 million, respectively, related to the Network.

     Commission expense as a percent of sales decreased to 1.2% for the third quarter of fiscal 1999, compared to 11.5% for the third quarter of fiscal 1998. EqualNet discontinued paying commissions as a result of rejecting its agent agreements in its bankruptcy case. Commission expenses, as a percent of sales for the nine months ended March 31, 1999, was 4.0% as compared to 8.4% in the prior period.

     Billing expense as a percentage of sales increased to 14.5% for the three months ended March 31, 1999 compared to 8.0% for the same period in the previous year. This increase is attributable to the acquisition of the BCI customers in the third quarter that bill exclusively through Local Exchange Carriers ("LECs"). The cost of billing through LECs is generally greater than billing customers directly. Billing expense for the nine months ended March 31, 1999 increased to 8.8% compared to 8.0% in the same period in fiscal 1998. Billings through the LECs represented 75.0% and 46.6% of the Company's revenues for the nine months ended March 31, 1999 and 1998, respectively.

     Bad debt expense as a percentage of sales for the three and nine months ended March 31, 1999 was 6.3% and 18.3%, respectively, as compared to 6.2% and 5.4%, respectively, for the three and nine months ended March 31, 1998. The increase resulted from a $3.3 million write off of accounts receivable in the second quarter.

     Selling, General and Administrative Expenses
     --------------------------------------------

     Selling, general and administrative expenses decreased to $2.3 million for the three months ended March 31, 1999 as compared to $3.7 million for the same period of the prior year. Selling, general and administrative expenses decreased as a percentage of sales to 24.1% for the three months ended March 31, 1999, from 65.0% for the same period of the prior year. The decrease in selling, general and administrative expenses as a percentage of sales relates to the increase in the Company's revenues during the current three month period. For the nine months ended March 31, 1999, selling, general and administrative expenses decreased to 33.5% of sales from 43.8% of sales for the same period last year.

     Salary expense decreased $279,790 for the quarter ended March 31, 1999, compared to the same quarter of the previous year and decreased by $105,186 for the nine months ended March 31, 1999 versus the same period in 1998.

     During the comparative three month periods, departmental direct expenses including reorganization costs decreased $1.2 million. Departmental expenses increased by $390,537 during the nine month period ended March 31, 1999 compared to the same period last year. The increase in departmental expenses for the nine months resulted in part from an increase in legal and professional fees associated with EqualNet's bankruptcy and other transactions and registration fees associated with USC Telecom.

     Depreciation and Amortization
     -----------------------------

     Depreciation and amortization increased 226.0% to $3.7 million for the quarter ended March 31, 1999, as compared to $1.1 million for the same period in the previous year. Depreciation and amortization expense increased 168.6% for the nine month period ended March 31, 1999 over the same period of 1998. The increase relates to current quarter costs for depreciation of the Network of $0.6 million, amortization of the SA Telecom customer acquisition costs of $2.1 million, amortization of the acquired BCI customer base of $.2 million and amortization of the acquired ACMI marketing agent contracts of $.2 million. The Company did not own any of these assets during the same period of the prior year.

     Liquidity and Capital Resources
     -------------------------------

     The Company utilized $3.1 million in cash flow from operations for the nine months ended March 31, 1999, compared to utilizing $1.0 million for the same period of the prior year. Cash flow deficits in the current nine months were attributable to operating losses incurred by the Company.

     Cash used in investing activities totaled $1.1 million for the nine months ended March 31, 1999, compared to $7.9 million for the same period of the previous year. The primary use of cash for investing activities during the period ended March 31, 1999, was for cash paid in connection with the SA Telecom acquisition and for cash paid for property, plant and equipment.

     Net cash generated in financing activities was $4.5 million for the nine months ended March 31, 1999, compared to the generation of $11.1 million for the same period of the previous year. The majority of this amount was generated from the proceeds received from the issuance of the 2001 Notes and an increase in funds available under the Company's receivables funding arrangement as a result of the Company's purchase of BCI's residential long distance customers from RFC.

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

     It is highly likely the Company will need additional capital to complete the funding of the plan of reorganization and to continue in business during its restructuring phase. Also, the Company intends to issue 3,000,000 shares of its Common Stock to the Trustee of the Creditor's Committee in the EqualNet Bankruptcy as partial payment of obligations under the plan of reorganization. In addition to the capital required to fund EqualNet's plan of reorganization, the Company expects that it will need additional capital to fund new marketing initiatives and new business ventures, such as Intelesis and its proposed acquisition of NCS. The Company believes that the rate at which it will be able to develop these new marketing initiatives and new business ventures will be directly related to the amount of new capital it has available. The Company intends to raise the capital it requires for these activities through possible private placements of its debt and equity securities. There can be no assurance the Company will be able to raise the capital it will require. If the Company is not able to raise the required capital, it may have to curtail its marketing initiatives and not be able to realize the full potential of these or other potential business ventures.

     Year 2000 Readiness Disclosure
     ------------------------------

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

     State of Readiness
     ------------------
     The Company's Y2K issues relate primarily to its internal billing systems, the Network and the systems of its third party carriers. The Company uses two billing systems, the CostGuard system developed by IDI, which utilizes Microsoft's SQL Server software, and a system internally developed by BCI with a Novell platform. The Company believes the BCI billing system is Y2K compliant, however, the CostGuard system is not Y2K compliant. The Company is relying on IDI and Microsoft to modify these systems to be Y2K compliant. Each of these companies is developing system modifications to be Y2K compliant. The Company does monitor the progress of its software vendors and anticipates receiving Y2K compliant versions of its billing software no later than September 30, 1999.

     The Company's Network comprises nine switches manufactured by Siemens Telecom Networks ("Siemens"). These switches utilize software that is not currently Y2K compliant. The Company has received a commitment from Siemens that it will provide Y2K compliant software prior to the end of the calendar year 1999.

     The Company provides its customers with long distance telephone services through resale agreements utilizing the networks of AT&T, Frontier Communications, MCI Worldcom and Qwest Communications. These are very large public companies with the resources necessary to develop and maintain Y2K compliant systems. The Company monitors Y2K development activities of these companies primarily through their public disclosures concerning Y2K.

     The Company is in the process of auditing its existing computer hardware for Y2K compliance and making required changes.

     With regard to Equalnet's plan for non-information technology systems Year 2000 compliance, Equalnet has identified three key areas to address: 1) phone service; 2) building/facilities issues; and 3) document retention.

     Equalnet operates a computerized phone system that could be vulnerable to Year 2000 issues. Equalnet is in the process of evaluating this phone system and will make corrections as necessary. However, it is possible that an unforeseen problem could still prevent the computerized phone system from operating properly. Equalnet is currently considering adding additional personnel qualified to correct problems with the phone system that may occur.

     The building that the corporate offices are located in has computerized building and secure area access, computerized elevator control, and might possibly have computerized climate controls and sprinkler systems. To address any Year 2000 issue that may arise, Equalnet is in the process of requesting a representative of the building management company to be available to handle any building-specific problems such as keyed rather than computerized access to secure areas. Additionally, Equalnet employees will be prepared to take additional corrective measures such as using stairs instead of elevators and dressing appropriately for any climate control problems. Special accommodations may be necessary for Equalnet employees with handicaps and company management may determine that conditions exists such that it is necessary to close down the company's corporate offices for a period of time required to correct any Year 2000 problems related to the building.

     Immediately prior to the end of the year, Equalnet will make a computerized backup of all its software and data. Additionally, certain sensitive documents such as bank account records and customer lists will also be reduced to paper. Notwithstanding these plans, it is still possible that a Year 2000 related problem may result in the loss of data. Equalnet has on staff several information technology experts who will attempt data recovery, but it is possible that permanent data loss may occur and additional costs and expenses will be incurred as a result.


     Costs
     -----
     To date, the Company has not expended any money to deal with Y2K issues. It does, however, anticipate purchasing software updates from its third party billing system vendors to update its system to be Y2K compliant. Although the Company has not received quotes from these vendors, it does not believe its Y2K software upgrade costs will exceed $100,000. The Company is not obligated to bear any costs related to the Y2K compliant costs being incurred by its underlying carriers.

     Risks
     -----
     The Company is engaged in the long distance telecommunications business and, therefore, connects directly with hundreds of other carriers. While many carriers have announced plans to assess and remediate their networks, there is risk that some carriers will not address or resolve Y2K issues. Failure of these carriers to resolve Y2K issues could result in disruption of service to the Company's customers or the inability to bill for services. These problems could result in the Company either losing its customers or misbilling its customers for long distance services until the problem is remediated.

     The Company's Network has a $10.7 million book basis as recorded on its consolidated balance sheet at March 31, 1999. If Siemens is unable to develop and provide the Company with Y2K compliant software, the value of the Network will be substantially impaired.

     The billing system utilized by the Company has been developed by third party vendors and currently is not Y2K compliant. Without these billing systems, the Company cannot bill its customers or collect for services. The inability of these systems to function after 1999 would severely impair the Company's ability to continue its business.

     Contingency Plans
     -----------------
     The Company is monitoring its Y2K issues relating to the progress being made by its software vendors, Siemens and its underlying carriers. The Company does not have any significant internally developed software required to conduct its business, therefore, it does not require significant internal assessment or development plans. The Company anticipates being Y2K compliant by the end of 1999, but cannot control issues that involve other carriers and outside vendors. The Company is monitoring Y2K issues of its carriers and software vendors and, to the extent the Company becomes aware of Y2K compliance problems of those companies, it intends to move its client base to Y2K compliant carriers or purchase Y2K compliant software. There can be no assurance that the Company will be able to utilize the services of any Y2K compliant carrier or acquire Y2K compliant software needed to utilize its Network or bill or service its clients.

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

     On March 30, 1999, Chas. P. Young filed suit against the Company in case number 99-15940 in the 164th District Court of Harris County, Texas seeking damages in the amount of $60,653 plus interest and attorneys fees and court costs. The Company has denied that it owes the full amount sought to be recovered by the plaintiff in the action. At this time, it is impossible to state with any degree of certainty the amount of the Company's liability in this matter.


Item 2.  Changes in Securities

On January 4, 1999, the Company issued an additional 5,358 shares of its Series C Preferred Stock to SA Telecommunications, Inc. as payment of the withheld purchase price from the purchase of assets on July 23, 1998 previously approved at the meeting of shareholders held on June 30, 1998. The Company also issued 3,596 shares of its Series C Preferred Stock to the holder of the Series C Preferred Stock as dividends due on this series of preferred stock, payable in kind.

On January 21, 1999, the Company closed a transaction dated effective December 31, 1998 for the acquisition of substantially all of the assets of Limit, LLC, a Tennessee limited liability company, in exchange for the issuance of 1,000,000 shares of Common Stock. There are earn out provisions based upon future performance that could result in the issuance of up to an additional 1,500,000 shares of Common Stock. Zane Russell, a director of the Company at the time of the closing of the transaction, was paid 105,000 shares of Common Stock as a fee for his role in completing this transaction. See ACMI Purchase Agreement -
Exhibit 10.1.

On January 27, 1999 the Company issued to RFC Capital Corporation a warrant for the purchase of 300,000 shares of Common Stock at an exercise price of approximately $1.33 per share, subject to adjustment (the "RFC Warrant"). The RFC Warrant is excisable for a period of five years. The RFC Warrant was issued in connection with the acquisition of a customer base and related accounts receivable of Brittan Communications International, Inc. ("BCI") by USC Telecom, Inc. at a foreclosure sale conducted by RFC Capital Corporation as a secured creditor of BCI.

On February 3, 1999, the Board of Directors approved the formation of the Equalnet Communications Corp. Independent Contractor Stock Option Plan, which plan is to be administered by a committee of the Board of Directors, authorized to compensate independent contractors providing services for the Company and its subsidiaries with grants of stock, stock options and/or stock appreciation rights. A total of 3,000,000 shares were initially reserved for issuance. There have not yet been any grants of stock, options or stock appreciation rights pursuant to the terms of the plan.

On February 15, 1999, the Company issued 56 shares of its Series D Preferred Stock to the holders of the Series D Preferred Stock as dividends due on this series of preferred stock, payable in kind.

On March 9, 1999, the Board of Directors satisfied several outstanding obligations of the Company with the issuance of Common Stock. These obligations included the issuance of 320,000 shares of Common Stock to Vinson & Elkins LLP for payment of legal fees and expenses, the issuance of 100,000 shares of Common Stock to Michael L. Hlinak in settlement of all amounts due pursuant to a severance agreement entered into earlier with Mr. Hlinak, and the issuance of 30,000 shares of Common Stock in payment for consulting services rendered by Director Ronald J. Salazar during calendar year 1998. In addition, Directors agreed to accept shares of Common Stock in lieu of directors fees due to non-employee directors since being elected to serve as directors of the Company. Each director waived the right to be compensated for director fees for any period of time that they were otherwise compensated as either an employee or independent contractor or consultant for the Company. The number of shares of Common Stock issued to each director were as follows: Mark A. Willis received 30,747 shares, Mitchell H. Bodian received 23,777 shares, John Isaac "Ike" Epley received 19,243 shares, Ronald J. Salazar received 62,529 shares. Shares were valued at $0.50 per share. The average of the high and low bid price for the Common Stock on the date of the approval of the payment of these fees was $0.4845.

On March 9, 1999, the Company issued to Market Pathways Financial Relations, Incorporated a warrant for the purchase of a total of 250,000 shares of Common Stock, the first portion for the purchase 83,333 shares at an exercise price of $1.125 per share, vesting immediately, the second portion for the purchase 83,333 shares at an exercise price of $1.75 per share, vesting one half immediately and one half on August 30, 1999, and a third portion for the purchase of 83,334 shares at an exercise price of $2.50 per share, vesting on August 30, 1999. The warrant is exercisable for a period of five years. Market Pathways continues to provide financial public relations services for the Company.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:
     -------------------------------------------------

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

     CAUTIONARY STATEMENTS:
     ---------------------

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

     BILLING SYSTEM PROBLEMS EqualNet converted to a new customer management, billing and rating system - AMS, purchased from Platinum Communications in March 1998. Unlike NetBase (the system used for most of fiscal year 1998 prior to conversion), AMS has capabilities required for switch-based data gathering, rating and billing. The conversion coincided with the acquisition of a new customer base (SA Telecom) and a migration to a switch based environment, considerable billing errors and delays occurred. Additionally, there are aspects of AMS that could require continuing support from Platinum Communications. This reliance upon an outside source for billing system troubleshooting has slowed the conversion recovery process. In December, 1998 EqualNet converted its billing system to CostGuard ENTERPRISE, an industrial class rating, billing and customer care system built on a Microsoft SQL Server database platform. This system was purchased from Info Directions, Inc., "IDI" and should improve rating speed and billing accuracy. Also, EqualNet expects to be able to more readily extract meaningful data and management reports from CostGuard. The system design is flexible enough to respond to rapid changes in the telecommunications marketplace. In fiscal year 1998, EqualNet recorded a write-off of $270,000 for NetBase and estimated the useful file of AMS to be approximately one year until the CostGuard system can be implemented. The new system, CostGuard, will cost $272,000 initially, then $68,000 per year in subsequent years for ongoing support and software upgrades. There can be no assurance that the IDI billing system will fully meet EqualNet's current and on going needs. If the IDI system fails to provide the expected results, EqualNet may need to invest in other alternative billing systems.

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

     VOLATILITY OF SECURITIES PRICES - Historically, the market price of the Common Stock has been highly volatile. During the period from July 1, 1997, to March 31, 1999, the market price for the Common Stock as reported by The Nasdaq Stock Market has ranged from a high of $3.25 per share to a low of $.18 per share. There can be no assurance that the market price of the Common Stock will remain at any level for any period of time or that it will increase or decrease to any level. Changes in the market price of the Common Stock may bear no relation to the Company's actual operational or financial results.

     In addition, the Company's Common Stock began trading on the Nasdaq SmallCap Market on May 7, 1999, subject to certain contingencies and via an exception to the normal continued listing requirements of Nasdaq.

     This change occurred as a result of a Nasdaq panel's decision dated May 5, 1999, following a hearing held February 4, 1999, on the continued listing of the Company's Common Stock on the Nasdaq National Market. While the panel ruled that the Company had failed to meet the minimum bid price and net tangible asset requirements, the Company was granted a temporary exception from these standards, subject to the Company meeting certain conditions. Specifically, in addition to the standard requirements for listing on the Nasdaq SmallCap Market, on or before June 1, 1999, the Company must make a public filing with the SEC and Nasdaq evidencing a minimum of $10 million in net tangible assets and a closing bid price of $1.00 per share. Immediately after June 1, 1999, the minimum bid price for the Company's Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive trading days.

     The Company believes that it can meet these conditions, however there can be no assurance that it will do so. If at some future date the Company's Common Stock should cease to be listed on the Nasdaq SmallCap Market, it may continue to be listed in the OTC-Bulleting Board. Such delisting could have an adverse effect on the liquidity of the Company's Common Stock.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         Exhibit
          No.           Description
         -------        -----------
         10.1 Amended and Restated Asset Purchase Agreement among ACMI Acquisition Corp., EqualNet Communications Corp., Limit LLC d/b/a AMCI and members of Limit LLC
         10.2      Subscription Agreement with Kevin Pirolo
         10.3 Purchase Agreement between RFC Capital Corporation and USC Telecom, Inc.
         10.4 Assumption Agreement between RFC Capital Corporation and USC Telecom, Inc.
         10.5      Common Stock Purchase Warrant for RFC Capital Corporation
         10.6 Subscription Agreement with LaMonda Management Family Limited Partnership
         27.1      Financial Data Schedule

     b.  Reports on Form 8-K
         The Company filed a Current Report on Form 8-K on February 5, 1999, reporting under item -.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       EQUALNET COMMUNICATIONS CORP.


Date: May 24, 1999

                       /s/ Mitchell H. Bodian
                       -------------------------------------------------
                       Mitchell H. Bodian, President and Chief Executive Officer (duly authorized officer and principal financial officer)