Form 10-K/A
period 1998-06-30
EQUALNET COMMUNICATIONS CORP
filed 1999-06-18
CIK 936163

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

        Yes    X            No
            -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

Aggregate market value of the voting stock (common stock) held by
non-affiliates of registrant as of June 14, 1999                      $2,536,016

Number of shares of registrant's common stock outstanding
as of June 14, 1999                                                   27,651,277


Item                                                                                     Page
----                                                                                     ----
                               TABLE OF CONTENTS
PART I
1.      BUSINESS.........................................................................   1
2.      PROPERTIES.......................................................................  10
3.      LEGAL PROCEEDINGS................................................................  10
4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................  13

PART II

5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........  14
6.      SELECTED FINANCIAL DATA..........................................................  16
7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS.......................................................................  17
7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................  36
8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................  36
9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE.......................................................................  36

PART III

10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................  36
11.     EXECUTIVE COMPENSATION...........................................................  39
12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................  41
13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................  43

PART IV

14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................  47


     ALL DEFINED TERMS UNDER RULE 4-10(A) OR REGULATION S-X SHALL HAVE THEIR STATUTORILY PRESCRIBED MEANINGS WHEN USED IN THIS REPORT.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K/A includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-K/A, including without limitation, statements regarding the Company's (defined below) financial position, business strategy, budgets and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. There are important factors that could cause actual results to differ materially from the Company's expectations including, without limitation, the Company's ability to obtain additional financing and the assumptions, risks and uncertainties set forth below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements", including without limitation, in conjunction with the forward-looking statements in this Annual Report on Form 10-K/A (collectively "Cautionary Statements").
All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Equalnet Communications Corp. (the "Company"), a corporation incorporated in the state of Texas on January 20, 1995, and previously known as EqualNet Holding Corp., is a holding company currently comprising five operating subsidiaries, EqualNet Corporation ("EqualNet"), a long-distance telephone company that provides services to generally smaller commercial and residential accounts nationwide, Netco Acquisition Corp., ("Netco") the owner of nine switches located in major U.S. cities, USC Telecom, Inc. ("USC Telecom") formed in the first quarter of fiscal 1999 to acquire the assets purchased from SA Telecommunications, Inc. ("SA Telecom") (see "SA Telecom Acquisition"), ACMI Acquisition Corp., a multilevel marketing company that primarily sells prepaid calling cards and 1+ long distance services formed in the second fiscal quarter of 1999 to acquire certain assets of LIMIT LLC (d/b/a/ ACMI) and Intelesis Acquisition Corp., which was formed in the third fiscal quarter of 1999 in connection with the proposed acquisition of The Intelesis Group Inc. The Company began fiscal 1998 as a switchless reseller of long distance services through EqualNet. During the third quarter of fiscal 1998 the Company purchased, through its wholly-owned subsidiary Netco, nine switches and became a switch-based reseller with leased line facilities (see "Industry Background, Structure and Competition"). EqualNet principally utilizes AT&T Corp. ("AT&T"), Sprint Communications Company, L.P. ("Sprint") through its arrangement with The Furst Group, Inc. ("Furst") a privately-held reseller of long-distance and telecommunications services, Frontier Communications and MCI WorldCom Inc. ("MCI WorldCom") to provide transmission of its customers' traffic. Sales related to services provided utilizing the AT&T and Sprint networks accounted for approximately 78.15% and 17.44%, respectively, of the Company's revenues for the year ended June 30, 1998.

     EqualNet, one of the Company's subsidiaries, and EqualNet Wholesale Services, Inc. ("Wholesale") a non-operating wholly-owned subsidiary of EqualNet, filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") on September 10, 1998 (the "Petition Date") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"), Houston, Texas. The cases were conducted in such court as Cases No. 98-39561-H5-11 and 98-39560-H4-11. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code,

EqualNet, managed its assets and operated its business as a debtor-in-possession, pending the confirmation of its reorganization plan, which plan was confirmed on April 28, 1999 and was consummated on May 28, 1999. At the time of its bankruptcy filing, EqualNet reported total assets of $20.7 million and total liabilities of $57.6 million. The largest individual creditor of EqualNet as of the bankruptcy filing date was the Company, which was owed approximately $33.0 million at the time of EqualNet's bankruptcy filing. On October 2, 1998 Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation, which motion was subsequently granted.

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

INDUSTRY BACKGROUND, STRUCTURE AND COMPETITION

     According to industry data, AT&T, together with MCI WorldCom and Sprint constitute what generally is regarded as the first tier in the long distance market. The second tier, generally defined as comprising companies generating between $2 billion and $500 million in annual long distance revenue, such as Frontier Corporation ("Frontier"), Cable & Wireless Communications, Inc. and Qwest

Communications, are believed to account for less than 5% of the more than $80 billion long-distance market cumulatively. The remaining market share is held by several hundred smaller companies, known as third-tier carriers. Recent legislative and regulatory activity is designed to foster a telecommunications industry that encourages greater competition among providers of long-distance and local telecommunications services, as well as data and network services.

     Many first- and second-tier companies, most notably AT&T, Sprint, MCI WorldCom and Frontier, have been providing long-distance products for resale for a number of years to capture incremental traffic volume. In 1991, EqualNet entered into the first of its agreements with AT&T to resell long distance service over AT&T's network. In 1994, EqualNet entered into an agreement with Sprint to resell long distance over Sprint's network. In 1996, EqualNet replaced its direct contractual relationship with Sprint with its arrangement with Furst to continue service to EqualNet's customers over Sprint's network.

     Besides gross revenue, another significant distinction between long-distance companies involves whether they maintain their own facilities. Facilities-based companies own or lease transmission facilities, such as fiber optic cable or digital microwave equipment. Profitability for facilities-based carriers is highly dependent upon their ability to manage complex networking and transmission costs. Substantially all of the first- and second-tier long distance companies are facilities-based carriers and generally offer service nationwide. Facilities-based carriers in the third-tier of the market generally have facilities in a focused geographic area or lease facilities from first- or second-tier carriers. Profitability for non-facilities based carriers is based primarily on their ability to generate and retain sufficient revenue volume to negotiate attractive pricing with one or more facilities-based carriers.
Pricing in such contracts typically is correlated inversely to minimum revenue or volume commitment levels and term.

     EqualNet began fiscal 1998 as a reseller utilizing such contracts to provide service for its customers' long distance services, and still utilizes these kinds of contractual arrangements to provide services to its historical customer base. During fiscal 1998, EqualNet became a leased facilities-based carrier as a result of its acquisition of Netco and the build out of network facilities connecting these switch sites. While Netco owns the Switches used for the routing of long distance traffic, all of the network facilities are leased from other providers.

     Another distinction among long-distance companies is that of switch-based versus switchless carriers. Switch-based carriers have one or more switches, computers that direct telecommunications traffic in accordance with programmed instructions. All of the facilities-based carriers are switch-based carriers, as are many non-facilities-based companies. Switchless carriers depend on one or more facilities-based carriers to provide both transmission capacity and switch facilities. In addition, switchless resellers enjoy the benefit of offering their service on a nationwide basis, assuming that their underlying carrier has a nationwide network. An "underlying carrier" is the carrier that owns and is responsible for the management of the facilities needed to transmit a customer's long-distance telephone call. Through fiscal 1997, EqualNet was a switchless reseller. During the third quarter of fiscal 1998, Netco, a wholly-owned subsidiary of the Company, acquired the Switches and associated network assets for approximately $13.2 million. EqualNet entered into an agreement with Netco to provide for operation of the Switches and build out of network facilities in exchange for the right to carry traffic over the network and as a result became a switch-based carrier.

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

     Competitive factors in the long distance industry affecting the Company's market share include brand recognition, pricing, customer service, network quality, value-added services and regulatory and judicial developments. Non-facilities-based carriers typically receive rates from underlying carriers in inverse correlation with the amount of traffic that they can commit to the underlying carrier - the larger the commitment, the lower the cost of service. Subject to contract restrictions and customer brand loyalty, resellers may competitively bid their traffic among various national long-distance carriers to lower their cost of service. Non-facilities-based switchless carriers devote their resources entirely to marketing, operations and customer service, leaving the costs of network maintenance and management to the underlying carrier. Conversely, facilities-based carriers concentrate on maximizing network efficiency. In order to operate efficiently, facilities based carriers require concentrations of their customer traffic where they have facilities to attempt to maximize their network utilization and reduce the effective cost per minute.

     The relationship between resellers and the major underlying carriers is predicated primarily upon the pricing strategies of the first-tier companies, which has resulted historically in higher rates for the small business customer when compared to the rates paid by larger commercial customers. Small business customers typically are not able to make the volume commitments necessary to negotiate reduced rates under individualized contracts. The higher rates result from the higher cost of credit, collection, billing and customer service per revenue dollar associated with small billing level long-distance customers. By committing to large volumes of traffic, the reseller is guaranteeing traffic to the underlying carrier. The underlying carrier is also relieved of the administrative burden of qualifying and servicing large numbers of relatively small accounts. The successful reseller efficiently markets the long-distance services, processes orders, verifies credit and provides customer service to these large numbers of small accounts.

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

SA TELECOM ACQUISITION

     On January 21, 1998, the Company signed an agreement with SA Telecom, a switch-based, long-distance telecommunications carrier serving customers primarily in Texas and southern California to acquire certain assets and customer bases in exchange for a combination of shares of the Company's convertible preferred stock, cash and assumption of certain liabilities. The transaction was subject to certain conditions, including approval of the bankruptcy court supervising the reorganization of SA Telecom under Chapter 11 of the Bankruptcy Code. On March 9, 1998, the Company won approval from the bankruptcy court for the transaction. The purchase of SA Telecom was approved by the Company's shareholders on June 30, 1998 and the acquisition closed on July 22, 1998 for consideration of approximately $3.47 million in cash, approximately $5.4 million in convertible preferred stock and the assumption of approximately $4.0 million in debt payable to Greyrock Business Credit. The Company's newly formed wholly-owned subsidiary, USC Telecom, acquired the assets of SA Telecom subject to final closing adjustments. Prior to the closing of this transaction, EqualNet and SA Telecom entered into a management agreement pursuant to which EqualNet managed the operations of SA Telecom until the closing of the transaction. EqualNet assumed responsibility for any profits or losses attributable to SA Telecom's operations between April 1, 1998 and the closing of the transaction. SA Telecom has provided USC Telecom with notice that it believes that the Company owes SA Telecom approximately $655,000 for operating losses during the period the management agreement was in effect. The determination of operating losses under the management agreement is subject to interpretation and the Company has disputed the amount of operating losses as alleged by SA Telecom. Additionally, SA Telecom is disputing certain other elements of the final purchase price settlement. On December 28, 1998, the court in which the SA Telecom bankruptcy proceedings are pending entered its order that an additional amount of $812,772 is due to SA Telecom pursuant to the terms of this transaction. In addition, Equalnet, EqualNet Corporation and USC Telecom were ordered to pay $81,808 in vendor expenses incurred in operating the assets of SA Telecom. A notice of appeal of this ruling has been filed. It is not possible to estimate the outcome of these proceedings at this time. Any additional amount paid by the Company, if any, is anticipated to be recorded as additional purchase consideration. The Company has not included any losses associated with SA Telecom operations in its Consolidated Statement of Operations for the fiscal year 1998.

PRODUCTS AND SUPPLIERS

AT&T

     EqualNet's principal provider of underlying outbound and inbound long-distance services during fiscal year 1998 was AT&T. AT&T provided such services to EqualNet pursuant to a long term contract which was rejected by EqualNet in its Chapter 11 proceedings on October 31, 1998. Instead of renegotiating a new contract with AT&T, EqualNet chose to acquire services on a wholesale basis from another AT&T reseller to continue to provide service to those of its customers whose long-distance service utilizes AT&T's network as the underlying carrier.
A major factor in EqualNet's decision to reject the AT&T contract was that it felt that it would most probably continue to experience shortfalls in its MSARC obligations throughout the remaining terms of the AT&T agreement which would have expired in April 2000. The Company's Statement of Operations for the years ended June 30, 1996, 1997 and 1998 do not include provisions for losses associated with MSARC to AT&T. EqualNet and AT&T subsequently entered into a stipulation that the total amount of AT&T's claim in the bankruptcy proceeding was $5.8 million and that its administrative claim was $0.3 million.

Sprint

     EqualNet began purchasing long-distance services effective November 1, 1996, under Furst's contract with Sprint. This long-distance product was negotiated at a rate less than that of EqualNet's AT&T contract rate and has been marketed as EqualNet's private brand economy-priced product. During fiscal year 1998, EqualNet incurred charges to Furst of $0.8 million under this agreement with Furst. Charges due to Furst are based upon the amount of EqualNet's customers' usage of services under Furst's contract with Sprint. Initially, these charges were provided at Furst's cost of these services from Sprint. Currently, these charges are incurred at a cost equal to 15% above Furst's cost of these services. This long-distance product is available to EqualNet's marketing network as an alternative to the AT&T products. EqualNet's current agreement with Furst does not have a term and may be canceled by either party at any time. No assurances can be made that EqualNet will continue to be able to utilize Sprint through its contract with Furst. Termination of the Furst contract could result in an increase in the cost Sprint charges EqualNet to provide services. If EqualNet cannot use Furst's contract with Sprint or negotiate its own agreement with Sprint, EqualNet could transfer these customers to another carrier. Although EqualNet expects that such a transfer would cause substantial one-time customer attrition, EqualNet would not expect a termination of the agreement with Furst to have a material adverse effect on EqualNet's results of operations.

Other Carriers

     MCI WorldCom was one of the primary underlying carriers for SA Telecom. EqualNet entered into an agreement with MCI WorldCom for the provision of service in order to provide services over MCI WorldCom's network to new customers located in an area not accessible by the Company's network. During fiscal year 1998, approximately 1% of EqualNet's revenue was generated by customers using MCI Worldcom as their underlying carrier.

     In addition, the Company negotiated an agreement in August 1998 with Frontier for the transport of traffic on its network facilities and switchless resale traffic requiring a minimum of $250,000 monthly usage requirement after the contract's initial six month term. The pricing under this contract is superior to that available under the AT&T and Sprint contracts and can be utilized for customers who are in areas where use of the Company's switches is not economically advantageous. None of the Company's revenue during fiscal year 1998 were attributable to customers using Frontier as their underlying carrier.

     The Company's diversity of carrier relationships may provide further flexibility and alternatives for the Company in the event it is not able to continue to contract with any one of the currently underlying carriers that provide services for its customers.

CUSTOMER SERVICE AND CUSTOMER MANAGEMENT SYSTEM

     The Company's operating subsidiaries' customer service function seeks to develop long-term customer relationships by providing accurate billing information and processing customer requests in a timely and efficient manner. The responsibilities of the operations department include billing, "provisioning" or processing orders with the underlying carriers, and supporting independent marketing agents. The operations department receives orders from independent marketing agents and from the sales department of EqualNet and USC Telecom and then processes the orders for entry into the appropriate subsidiary's database. Operations personnel interface with the underlying carriers and billing companies for processing and procedural matters.

     During the third quarter of fiscal year 1998, the Company abandoned the improvements to the "NetBase" system in favor of "AMS", a customer management and information system with billing capabilities, purchased from an independent telecom oriented software vendor, Platinum Communications. The Company experienced difficulties converting from the NetBase system to AMS. Unlike NetBase (the system used for most of fiscal year 1998 prior to conversion), AMS purportedly had capabilities required for switch-based data gathering, rating and billing. The conversion coincided with the management of a new customer base (SA Telecom) and a migration to a switch based environment, considerable billing errors and delays occurred. Additionally, there were intricacies about AMS that placed the Company in substantial reliance upon the vendor of this software. This reliance upon an outside source for billing system troubleshooting has slowed the conversion process. As of September 25, 1998, EqualNet began its conversion to CostGuard ENTERPRISE ("CostGuard"), a more powerful cost rating, billing and customer care system built on a Microsoft SQL Server database platform. This system is being purchased from Info Directions, Inc., "IDI" and is expected to dramatically improve rating speed and billing accuracy. Also, EqualNet expects to be able to more readily extract meaningful data and management reports from CostGuard. The CostGuard system design is flexible enough to respond to rapid changes in the telecommunications marketplace. In fiscal year 1998, EqualNet recorded write offs of $270,000 for NetBase and estimated the useful life of AMS to be approximately one year until the CostGuard system can be implemented. The new CostGuard system will cost $272,000 initially, and $68,000 per year thereafter for ongoing support and software upgrades.

CUSTOMERS AND MARKETING

Customers

     EqualNet markets its long-distance services primarily to small business customers with monthly long-distance bills of less than $500. For the year ended June 30, 1998, the monthly long-distance phone bill for an average EqualNet customer was approximately $41. EqualNet does not have long term contracts with its customers, but receives authorization from new customers in connection with their order for service. In July, 1998, USC Telecom acquired certain customers from SA Telecommunications. In January, 1999, USC Telecom and EqualNet acquired certain customers formerly serviced by Brittan Communications International Corporation ("BCI") at a foreclosure sale conducted by one of BCI's secured creditors.

     The SA Telecom customers are primarily located in southern California and Texas. The BCI customers are more geographically diversified. The new USC Telecom customers are comprised mainly of smaller commercial users, similar to the customer base of EqualNet, but also include some larger, dedicated service customers whose average monthly usage is larger than the average EqualNet customer's usage. The average usage for the USC Telecom customers located primarily in California historically has been $178 per month and the average usage for the USC Telecom customers located primarily in Texas historically has been $73 per month.

Marketing

     Historically, EqualNet has relied on independent marketing agents to market its long-distance products. In the bankruptcy proceedings, EqualNet rejected the marketing contracts for virtually all of its authorized agents and sales agents. Consequently, many of these agents may no longer be willing to continue to market for EqualNet under new contractual arrangements. None of these former agents have executed new agreements with EqualNet to continue as independent marketing agents. Independent marketing agents sell EqualNet long-distance products directly to business customers as authorized agents or sales agents of Equalnet and may be entitled to receive a continuing commission based on the monthly usage of the customer accounts that they have brought to EqualNet. EqualNet provides independent marketing agents with promotional materials and products and offers training programs by EqualNet employees. EqualNet solicits independent marketing agents primarily through its personnel's industry contacts and relationships, supplemented by promotions through telecommunications trade periodicals and trade shows.

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

     The Act requires the FCC to promulgate regulations to implement the requirements of the Act. Since the passage of the Act, the FCC has issued rulings governing three major areas: (i) interconnection (the means by which a facilities-based carrier connects its facilities to the equipment that handles a local exchange carrier's local service lines), (ii) universal service (the means by which local exchange carriers are subsidized in funding service to areas or customers otherwise not economically feasible), and (iii) access charge reform. Access charges are the fees that a long distance carrier pays to the local exchange carrier to interconnect with the local exchange carrier's facilities so that the long distance carrier may either originate or terminate its customer's calls over the facilities of the local exchange carrier. Access Charge Reform is the FCC's manner of modifying the amount of and the way in which these expenses are assessed. Implementation of the Act is changing the manner in which these areas are funded. The changes that most affect the Company are in the areas of the funding of universal service (the fund to offset the high cost of providing service in rural areas and to certain schools and libraries) and local access (the charging by local exchange carriers to interexchange carriers for their customers' accessing their networks to originate or terminate long distance calls). Prior to the implementation of the Act, both universal service and access charges were paid by EqualNet's underlying carriers and presumably considered as a factor the underlying carriers used to determine the rates for wholesale pricing charged to EqualNet. With the competitive changes anticipated by the Act, funding for universal service is now shared on the federal level by all communications carriers based upon their proportionate share of revenue as compared with the budgeted funding required to provide these services. In addition, many states have begun to assess universal service charges on a state level to supplement the federal funding of universal service.

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

EMPLOYEES

     As of June 30, 1998, the Company had approximately 124 full time employees, none of whom were subject to any collective bargaining agreement. As of June 14, 1999, the Company had 89 full time employees.

     Various members of management left the Company during fiscal 1998 and the first quarter of fiscal 1999: Zane Russell, the Company's former President and Chief Executive Officer, and Michael L. Hlinak, former Chief Financial Officer and Chief Operating Officer resigned their positions as officers in April 1998, as a result of the change in control of the Company that took place in March of 1998. Robert H. Turner replaced Mr. Russell as Chief Executive Officer of the Company. In July 1998, the Board of Directors decided to remove Mr. Turner as Chief Executive Officer. Bob Henson, who replaced Mr. Hlinak as the Chief Operating Officer in March 1998, left the Company in July 1998. Maurie Daigneau, who was appointed as the Company's Chief Operating Officer in July 1998, resigned that position in August 1998 to pursue other interests. Most of the other members of management who were with the Company at the beginning of fiscal 1998 have either resigned or been terminated since March 1998.

ITEM 2.  PROPERTIES

     EqualNet leases approximately 32,000 square feet of general and administrative office space in Houston, Texas, under leases with unaffiliated third parties that expire in 2004. EqualNet's monthly rental obligation for its facilities is approximately $29,000. During its bankruptcy proceeding, EqualNet amended its lease to reduce the number of square feet of lease space from 57,000 to 32,000, thereby reducing its monthly rental obligation from approximately $54,000 to $29,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

     In April, 1997, American Teletronics Long Distance, Inc. ("ATLD") and MetroLink Communications, Inc. ("MetroLink") filed suit against EqualNet Corporation and EqualNet Wholesale Services, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division (Cause No. 97-C-
2842) alleging damages based upon breach of contract, fraud and negligent misrepresentation. Both defendants subsequently were served with process and filed answers and counterclaims for damages. Plaintiffs allege damages for EqualNet's failure to complete a purchase of ATLD's customer base, EqualNet's failure to pay for long distance services provided by MetroLink to EqualNet's customers through its contract with Unified Network Services LLC ("UNS") and for damages arising out of EqualNet's alleged breach of contractual obligations to UNS, a Delaware limited liability company of which EqualNet, Wholesale and MetroLink were shareholders. It is anticipated that these matters will be disposed of in the respective bankruptcy proceedings of EqualNet and Wholesale. EqualNet's management denies any wrongdoing or liability in this matter.

     EqualNet committed to make certain payments to AT&T for usage incurred in prior periods. EqualNet defaulted in the timely payment of those payments during the fourth fiscal quarter of 1998, and began to enter into a series of short term, alternative payment agreements with AT&T for the payment of amounts due to AT&T for current usage with any surplus to be applied to the arrearage amounts. In its bankruptcy proceedings, EqualNet subsequently rejected its contract with AT&T and entered into a stipulation as to the amount of AT&T's claim for the arrearages in the bankruptcy.

     On August 7,1998, Robert H. Turner ("Turner") filed suit against the Company, Mark A. Willis and Willis Group, LLC in the 61st District Court of Harris County, Texas in case number 98-37682 alleging an unspecified amount of damages based upon an alleged breach of his employment contract and other claims. The Company denies any wrongdoing or liability in the matter, and intends to vigorously defend itself in this action. Since no discovery has taken place in this matter, it is impossible to state with any degree of certainty the amount of damages, if any, that the Company may incur, or if it will be successful in asserting any cross claims or counterclaims it may have in connection with the employment of Turner.

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

     On September 17, 1998, Comerica Leasing Corporation filed suit in the 270th District Court of Harris County, Texas in case number 98-44481 against the Company and EqualNet for breach of a settlement agreement arising out of previous litigation for the enforcement of equipment and office furnishings leases filed on February 12, 1998 in the 157th District Court of Harris County, Texas in case number 98-06841. A settlement agreement was entered into by the parties dismissing the earlier litigation and adding the Company as an obligor for the payment of the settlement amounts. The remaining amounts due under the settlement agreement and remaining lease obligations represent an amount in excess of $1,000,000. Pursuant to an agreement reached in the bankruptcy proceedings of EqualNet Corporation, Comerica Leasing agreed to release the Company from any liability under the settlement and underlying agreements in exchange for payment of $265,000 plus the issuance of a warrant for the purchase of up to 300,000 shares of Common Stock of the Company at an exercise price of $1.50 per share for a period of five years from the date of the agreement.

     On September 21, 1998, Cyberserve, Inc., WSHS Enterprises, Inc. and William Stuart (collectively "Bluegate") filed suit in the 215th District Court of Harris County, Texas in case number 98-45115 against the Company, Willis Group, LLC, Mark A. Willis, and Netco Acquisition LLC alleging damages for breach of contract, breach of an employment agreement, fraud and fraud in the inducement statutory fraud in a stock transaction, tortious interference with a contract conspiracy, and quantum meruit. The matters complained of originated with a letter of intent dated on or about October 28, 1997, wherein the Company proposed the purchase of certain assets of Cyberserve, Inc. and WSHS Enterprises, Inc. subject to the performance of due diligence by the parties. Bluegate and certain of its shareholders had threatened to sue the Company in the event the proposed transaction was not consummated substantially in conformity with the terms set forth in the Letter of Intent. The damages Bluegate alleges it incurred were as a result of, among other things, the claimed modification of its business to its detriment in anticipation of the integration of its operations with those of EqualNet. It is impossible to determine with any degree of certainty what, if any, liability Equalnet or any of its subsidiaries, may incur in this matter. The total amount of damages are unspecified, but include a demand for a cash payment of $685,000, a sufficient number of shares of Common Stock of the Company for the payment of $585,000, an additional 525,000 shares of Common Stock, and other damages. The Company denies any wrongdoing or liability in this matter and intends to vigorously defend itself against all claims of the plaintiffs.

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

     During the past several months, EqualNet and the Company have experienced severe liquidity problems and have received numerous notices of default in payment of trade creditors and other financial obligations. For example and without providing an exhaustive list, EqualNet has received notice of default of its agent agreements with Walker Direct Inc., Future Telecom Networks, Inc., Global Pacific Telecom, Inc. and others, making demand for the payment of commissions due and for mediation pursuant to the terms of their agent agreements. Netco Acquisition LLC presented a notice dated August 25, 1998 under the terms of the Tri-Party Agreement and Assignment dated January 20, 1998 between Netco Acquisition LLC, EqualNet Corporation and Cyberserve, Inc. that it was enforcing its rights to foreclose on the web page customer base of EqualNet. In addition, EqualNet defaulted in making timely payments under the $1,183,059 promissory note payable to Sprint Communications Company L.P., in the timely payments to AT&T Corp., Premier Communications and MCI WorldCom for carrier services. In addition, EqualNet received notice it was in default of its lease agreement with Caroline Partners Ltd., the landlord for the office space occupied by the Company and its subsidiaries, and that the landlord had exercised its right to offset rents due against the letter of credit EqualNet has provided as a security deposit for the landlord's benefit. Finova Capital Corporation notified Netco of its failure to timely pay installments on its promissory note in the original principal amount of $6.05 million. The payment of such note is secured by the switches. Any liabilities for MSARC relating to periods after the rejection date would likely be treated in the bankruptcy as pre-petition unsecured indebtedness. Due to the amount of EqualNet's secured indebtedness (approximately $16.0 million), it is unlikely AT&T would realize significant benefits even if it does assert its claim for additional MSARC payments. Norwest Equipment Finance, Inc. has notified EqualNet of its default in the payment for leased furniture currently being utilized by EqualNet in the operation of its business. The remaining amount owed under such lease is in excess of $100,000. The bankruptcy proceedings of EqualNet discussed below make it impossible at this time to state with any degree of certainty the ultimate exposure of EqualNet in these matters.

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

          Votes:
          ----------
          For.................   17,464,452
          Against.............       49,496
          Abstain.............        4,300
          Broker non-votes*...            -

* Broker non-votes occur when a broker holding stock in street name does not vote these shares.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     During fiscal year 1998, the Company's Common Stock was traded on the Nasdaq National Market ("Nasdaq") under the symbol "ENET". On May 7, 1999, the Company's Common Stock was moved conditionally to The Nasdaq SmallCap Market under the trading symbol "ENETC". Continued trading on The Nasdaq SmallCap Market is dependent upon the Company's meeting certain conditions, including the maintenance of the minimum bid price of $1 per share as required by both Nasdaq and The Nasdaq SmallCap Market. The table below sets forth the high and low sales prices of the Common Stock for the fiscal years 1997 and 1998, as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-down or commission and may not represent actual transactions.

                                              Fiscal Year Ended June 30,
                                                      Price Range
                                        ------------------------------------
                                                High                  Low
                                                ----                  ---
1997
First Quarter                                     $ 4  7/8          $ 1 1/4
Second Quarter                                    $ 3  1/8          $ 1 7/16
Third Quarter                                     $ 2  13/16        $ 1
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

                                            Common
                                        Stock Issuable
Date of          Title of              Upon Exercise of                                        Aggregate       Exercise Price
Sale             Securities                Warrant            Name of Purchaser              Offering Price        Per Share
-------          ---------              ---------------       ----------------               --------------     ---------------
 3/5/98          Warrant                   400,000             Willis Group, LLC                     (1)           $    1.00
 3/5/98          Warrant                   500,000             Michael Willis                        (2)           $    1.00
 3/6/98          Warrant                    50,000             J.  C.  Bradford Co.                  (3)           $    1.50
 4/15/98         Warrant                    85,000             Mezzanine Telecom, Inc.               (4)           $    7.50
 4/15/98         Warrant                    15,000             John Dalton                           (5)           $    7.50

 4/15/98         Warrant                    90,000             Zane Russell                          (6)           $    2.00
 4/15/98         Warrant                    90,000             Michael L.  Hlinak                    (7)           $    2.00
 6/27/98         Warrant                 1,066,665             Pacific Global Networks, Inc.         (8)           $    2.00
 6/27/98         Warrant                 1,650,000             Future Telecom Networks, Inc.         (9)           $    2.00
 10/1/97         Warrant                   200,000             Willis Group, LLC                    (10)           $    1.00
                 Series A
 3/5/98          Preferred               2,000,000             MCM Partners                     $2.0 million       $1,000.00
                 Series B
 3/9/98          Preferred               1,500,000             Furst Group                      $3.0 million       $2,000.00
 3/26/98         Warrants                   33,334             First Sterling Ventures Corp.        (11)           $    1.50
                 Common
 3/26/98         Stock                     666,667             First Sterling Ventures Corp.        (12)
 3/26/98         Warrants                   33,333             Frank Hevrdejs                       (13)           $    1.50
                 Common
 3/26/98         Stock                     666,666             Frank Hevrdejs                       (14)
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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data from the audited consolidated financial statements of the Company for each of the five years ended June 30, 1998. This information should be read in connection with and is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, under Item 8 of this Annual Report on Form 10-K/A . The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128 "Earnings Per Share." For further discussion of earnings per share and the impact of Statement of Financial Accounting Standards No. 128, see the notes to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K/A .

                                                                          FISCAL YEAR ENDED JUNE 30,
                                                 ----------------------------------------------------------------------------
                                                     1994           1995            1996             1997            1998
                                                     ----           ----            ----             ----            ----
INCOME STATEMENT DATA:
Sales                                             $35,397,331    $67,911,405    $ 78,354,858     $ 46,588,496    $ 24,876,242
Cost of sales                                      28,801,516     54,655,313      61,807,113       34,481,128      21,991,680
Selling, general and
 administrative expenses                            5,297,710      8,936,102      13,719,573       12,453,814      14,139,010
Depreciation and amortization                         271,679      1,355,832       5,933,890        5,999,898       4,734,741
Write down of assets                                     ----           ----       6,882,661        4,400,000       1,134,666
                                                  -----------    -----------    ------------     ------------    ------------
Operating income(loss)                              1,026,426      2,964,158      (9,988,379)     (10,746,344)    (17,123,855)
Other income (expense)                                742,916        (92,856)     (1,088,887)      (1,888,889)       (819,533)
                                                  -----------    -----------    ------------     ------------    ------------
Income (loss) before federal
income taxes and extraordinary
 item                                               1,769,342      2,871,302     (11,077,266)     (12,635,233)    (17,943,388)
                                                  -----------
Provision (benefit) for federal income taxes             ----        507,057      (2,659,853)       2,345,311            ----
                                                  -----------    -----------    ------------     ------------    ------------
Net income (loss)                                 $ 1,769,342    $ 2,364,245    $ (8,417,413)    $(14,980,544)   $(17,943,388)
                                                  -----------    -----------    ------------     ------------    ------------
Net loss per share - basic and  diluted                                               $(1.40)          $(2.46)         $(1.64)
                                                                                ------------     ------------    ------------
Pro forma net income(1)                           $ 1,079,299    $ 1,751,494
                                                  -----------    -----------
Pro forma net income per share                          $0.27          $0.38
                                                  -----------    -----------
Weighted average number of  shares(2)               4,000,000      4,618,043       6,017,332        6,096,932      10,943,630
                                                  -----------    -----------    ------------     ------------    ------------
Cash dividends per share(3)                             $0.22          $0.61    $   ----        $   ----         $   ----
                                                  -----------    -----------    ------------     ------------    ------------
Balance Sheet Data:
Cash and equivalents                              $   194,571    $ 3,526,543    $    381,849     $    828,478    $    459,581
Working capital (deficiency)                          230,448      7,772,366      (3,161,437)      (4,667,109)    (13,559,609)
Total assets                                        9,044,595     39,315,569      34,595,832       19,162,160      27,760,447
Total long-term debt and capital leases, net
 of current portion                                   512,914      1,142,640          45,000             ----            ----
Total shareholders' equity (deficit)                1,350,698     20,705,724      12,383,998       (1,688,539)      2,957,782

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K/A. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See "Special Note Regarding Forward-Looking Statements".

OVERVIEW

     Because of the continued erosion of market share and continuing declines in cash flow, EqualNet Corporation ("EqualNet"), one of the Company's wholly-owned subsidiaries, and EqualNet Wholesale Services, Inc. ("Wholesale"), a non-operating wholly-owned subsidiary of EqualNet, filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the

"Bankruptcy Code") on September 10, 1998 (the "Petition Date") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"), Houston, Texas. The cases are not being jointly administered at this time and are pending in such Court as Cases No. 98-39561-H5-11 and 98-39560-H4-
11. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, EqualNet, as debtor and debtor-in-possession, managed and operated EqualNet's assets and business pending the confirmation of the plan of reorganization subject to the supervision and orders of the Bankruptcy Court. On April 27, 1999, EqualNet received confirmation of its plan of reorganization. On May 28, 1999, EqualNet consummated its plan of reorganization. On October 2, 1998, Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation.

     During fiscal year ended June 30, 1998, the approximate number of billable minutes declined to 85 million from 168 million minutes for the fiscal year ended June 30, 1997. The approximate number of customers declined to 30,000 in June 1998 from 59,000 customers in June 1997. EqualNet's long-distance volume declined from 10.6 million monthly minutes in June 1997 to 6.4 million monthly minutes in June 1998. Substantially all of EqualNet's revenues have been derived from the sale of long-distance services to small business customers.
The source of these accounts is primarily independent marketing agents and the acquisition of customer accounts of other resellers. Many of these agents previously marketed EqualNet's long-distance products via telemarketing. The reduction in minutes can be partially attributed to AT&T becoming much more cost competitive. Many of these customers have been offered and accepted lower prices from other long distance vendors as well as AT&T. EqualNet's revenue per minute averaged approximately $0.22 in June 1998, whereas AT&T and other long-distance vendors currently market the same service for $0.10 or less per minute. EqualNet does not intend to market its services to new customers until a plan of reorganization is approved.

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

REORGANIZATION OF EQUALNET CORPORATION

     On September 10, 1998, EqualNet, a wholly-owned subsidiary of the Company and Wholesale, a non-operating subsidiary of EqualNet filed for protection under Chapter 11 of the United States Bankruptcy Code. In the initial bankruptcy filing, EqualNet reported total assets of $20.7 million and total liabilities of $57.6 million. As of that date, the largest individual creditor of EqualNet was the Company, which was owed approximately $33.0 million, representing approximately 57.3% of EqualNet's total recorded liabilities. On October 2, 1998 Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation. EqualNet's bankruptcy may make it difficult for the Company to obtain services from vendors of EqualNet or otherwise maintain those vendor relationships or relationships with EqualNet's
marketing agents.   Consequently, there can be no assurance that the bankruptcy of EqualNet will not have a material adverse effect on the Company.

     Although EqualNet's filing was a voluntary petition, it was in default on its debt and was in arrears on most of its vendor payables. Other than the Company, the largest creditor of EqualNet is AT&T, which was owed approximately $9.0 million. This amount did not include any claims of AT&T arising from EqualNet's MSARC obligations pursuant to its contract with AT&T. EqualNet rejected its contract with AT&T in the bankruptcy proceeding and entered into an agreement as to the amount of AT&T's claim for prepetition liabilities as being $5.8 million as well as the amount of its administrative claim as being $0.3 million. Although it did not own them, EqualNet was the entity that operated the network of nine switches, and it has incurred a substantial amount of additional indebtedness to vendors associated with those operations.

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

RESULTS OF OPERATIONS

     The following table sets forth for the fiscal periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income and expenses:

                                                        Percentage of Total Revenues
                                                         Fiscal Year Ended June 30,
                                             -----------------------------------------------
                                                 1994     1995     1996      1997      1998
                                                 ----     ----     ----      ----      ----
Total sales                                     100.0%   100.0%    100.0%    100.0%    100.0%
Cost of sales                                    81.4     80.5      78.9      74.0      88.4
                                                -----    -----     -----     -----     -----
Gross margin                                     18.6     19.5      21.1      26.0      11.6
Selling, general and administrative expenses     14.9     13.1      17.5      26.7      56.8
Depreciation and amortization                     0.8      2.0       7.6      12.9      19.0
Write down of long term assets                      -        -       8.8       9.4       4.6
                                                -----    -----     -----     -----     -----
Operating income (loss)                           2.9      4.4     (12.8)    (23.0)    (68.8)
Other income (expense):
 Interest income                                  0.1      0.7       0.1       0.0       0.1
 Interest expense                                (0.4)    (0.8)     (0.9)     (2.2)     (4.6)
 Miscellaneous                                    2.4     (0.1)     (0.6)     (1.9)      1.2
                                                -----    -----     -----     -----     -----
Income (loss) before federal income taxes         5.0      4.2     (14.2)    (27.1)    (72.1)
 and extraordinary item
Provision (benefit) for federal income taxes        -      0.7      (3.4)      5.0       0.0
                                                -----    -----     -----     -----     -----
Net income (loss)                                 5.0%     3.5%   (10.8)%   (32.1)%   (72.1)%
                                                =====    =====     =====     =====     =====

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

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased from $12.5 million in fiscal year 1997 to $14.1 million in fiscal year 1998. Selling, general, and administrative expenses increased as a percentage of sales from 26.7% to 56.8% for the years ended 1997 and 1998, respectively. The increase in this ratio was due to a decline in total sales without a corresponding reduction in selling, general and administrative expenses. Until late in fiscal year 1998, the Company's infrastructure continued to be more appropriate for a substantially larger company. Payroll expenses in fiscal year 1998 increased as a percentage of total revenues from 12% in fiscal year 1997 to 20%. This was due to the acquisition of personnel knowledgeable in switch technology and computer programming related to the new billing system which accounted for an increase in costs of approximately $0.5 million. During fiscal year 1998, there were two proxies. This resulted in an increase in accounting, professional and legal fees of $0.9 million.

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

     EqualNet's contract with AT&T, which was rejected in EqualNet's bankruptcy proceeding, specified the pricing of the services provided to EqualNet by AT&T and established minimum semi-annual revenue commitments ("MSARC") which had to be met to receive the contractual price and to avoid shortfall penalties. At June 30, 1998, EqualNet had not reached the completion of the term of the third MSARC; however, EqualNet was substantially below the cumulative pro rata monthly commitment. The total shortfall for this MSARC is estimated to be $11.6 million. AT&T provides such services to

EqualNet pursuant to a long term contract which may be rejected in bankruptcy proceedings. If the existing contract with AT&T is terminated, either by EqualNet through a rejection of the existing contract pursuant to the bankruptcy proceedings or by AT&T for non-payment, prior to the expiration of the full term without execution of a new contract, EqualNet could be liable for the total amount of the unsatisfied MSARC for the period in which the discontinuance occurs and for 50% of the MSARCs for each semi-annual period remaining in the contract tariff term. The MSARCs for year two of the contract are $15.0 million each. The MSARCs for year three are $10.0 million each. Historically, EqualNet has been able to negotiate a settlement of such shortfalls with AT&T which has resulted in no penalty being incurred by EqualNet. EqualNet rejected its contract with AT&T and acquired replacement services for its customers whose long-distance service utilized AT&T's network as the underlying carrier by contracting for these services through another large customer of AT&T.

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

     On October 1, 1997, the Company issued to the Willis Group a $1.0 million Convertible Secured Note, bearing interest at the rate of 12% per year and maturing April 1, 1998 (the "Note"), and a warrant for the purchase of up to 0.2 million shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment (the "October Warrant"). The October Warrant is exercisable for five years. The outstanding balance of the Note was convertible into a number of shares of Common Stock determined by dividing the outstanding balance by the lesser of $1.00 or 85% of the market price of the Common Stock. As of the date of issuance of the convertible debt the Company recorded an interest charge of $0.15 million to record the impact of the debt being convertible at a discount to market. On March 5, 1998, the Note and accrued interest were exchanged for
1.05 million shares of Common Stock.

     On December 2, 1997, EqualNet entered into several related agreements, (as amended, the "Agreements") involving the Willis Group, LLC, a privately held investment partnership ("the Willis Group"), and other third parties. Collectively, these Agreements provided for a recapitalization of the

Company and for the Company to acquire certain telecommunications network assets and switches (collectively the "Transactions".) Under the terms of the Agreements the Company acquired nine telecommunications switches (the "Switches") from the Willis Group for $7.6 million of aggregate consideration, consisting of $5.85 million in cash, 1.4 million shares of Common Stock, and warrants to purchase an additional 0.4 million shares of Common Stock. The Company secured financing of $6.05 million for the cash portion of the consideration through an unaffiliated third party lender, which loan is secured by the Switches, bears interest at a rate per year of 6.42% above an index rate based on U. S. Treasury Notes (the loan interest rate currently is 12.1%) and is payable in 36 consecutive monthly payments. In addition, an affiliate of the Company was granted 0.5 million warrants for guaranteeing a portion of this financing.

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

     During the quarter ended March 31, 1998, EqualNet obtained a cash flow bridge loan of $0.4 million from Netco Acquisition, LLC, an entity owned 50% by the Willis Group. This note was payable on March 31, 1998 and had an interest rate of 10% which escalates to 18% after an event of default occurs. This note is secured by the web page customers. As of June 30, 1998, the Company was in default on this note as no principal or interest payments have been made.

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

Working Capital and Long Cash Cycle.

     Customer billings for long distance services are generated from detailed calls records which are generally available from the carriers on a weekly basis following the previous week's customer usage, and from the switches on a daily basis following the day of customer usage. Customer invoices usually are generated; on a monthly basis for the direct-billed customers and weekly for the LEC billed customers and are due upon receipt by the customer. However, the Company historically collects a large portion of receivables after the scheduled due date, resulting in an average cash cycle of in excess of 90 days. Since the Company's underlying carriers typically have required payment within 35 days following the month of usage, delays in receipt of customer payments have resulted in significant working capital needs. During the fourth fiscal quarter, EqualNet was not able to continue to pay AT&T either installments under its payment plan for usage in arrears or for current usage on or before 35 days from the date of invoice, and did not make some payments when due. In order to avoid termination of service, EqualNet agreed in the first fiscal quarter of 1999 to send daily payments to AT&T in amounts approximating the costs EqualNet would incur from AT&T for providing such services. As noted above, on September 10, 1998, EqualNet and Wholesale filed petitions for relief under Chapter 11 of the Bankruptcy Court. On October 2, 1998 Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation.

     During fiscal 1998, the Company had expenditures of $6.8 million on capital items, including $6. 05 million to purchase the Switches. The Company has minimal planned capital expenditures budgeted for fiscal year 1999 other than expenditures associated with the CostGuard billing system.

Management's Plans to Return to Profitability

     The Company's management is taking the following actions to strengthen the financial position of the Company. New products are being developed to significantly enhance sales and revenue, including (i) bundled minute long distance products resembling cellular offerings, (ii) wholesale international rates for retail customers and (iii) advertiser sponsored long distance, where customers are offered the opportunity to make a limited duration long-distance call if they will first listen to an advertisement targeted to the subscribed customer's demographics.

     The Company's management believes these products and services will not require significant capital investment to test and implement. The technology for and development of the advertiser sponsored long distance will substantially be paid for by utilizing the Company's common stock through an acquisition. The Company expects to utilize its internal resources and the personnel already involved with the development of these product offerings to assist in addressing marketing and technology issues in bringing these products to market.

     The Company believes that new product offerings such as advertiser sponsored long distance are particularly significant to overcoming its financial difficulties. The Company's management believes that in order to become competitive, the Company must remain innovative, and not attempt to depend on competitive pricing alone.

     In order to provide financing to support operations during the next twelve months, the Company must also generate revenue from its existing resources. The switch network is being employed to generate revenue by (i) placing dedicated customers on the network via connectivity to a local switch, (ii) port leasing of switch assets and (iii) international product offerings accessed through the switches.

     In addition, the Company is continuing to reduce its primary carrier costs for its existing customer base. These actions are expected to lower monthly carrier costs by 15% to 20% beginning in May 1999.

     The Company continues to make improvements in its billing and MIS systems to more accurately bill customers, maximize customer revenue and ensure proper audit of vendor invoices related to the cost of service.

     Management believes that the plans discussed above are critical to returning the Company to profitability. Additionally, the Company intends to seek possible strategic alliances and business combinations in order to more rapidly implement its plans for increasing the service offerings or for reducing costs of the Company. As noted above, management believes that its plans can be achieved without additional significant capital resources and intends to use the Company's common or preferred stock to pursue strategic alliances and business combinations. Management is attempting to balance the cash flows from operations to meet current needs, and is continuously seeking additionally capital resources to fund the expansion of service offerings of the Company. Should capital resource requirements to achieve the management's plan to return to profitability significantly exceed management's ability to meet those needs, the Company's ability to return to profitability could be significantly delayed or impaired.

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

     Income Taxes. The Company has gross deferred tax assets of $15.6 million for which a valuation allowance of $15.6 million has been established. The deferred tax assets arise from deductible temporary differences of $5.9 million and a net operating loss carry forward of $9.7 million. In assessing the need for and amount of a valuation allowance, the Company considered its inability to generate taxable income in recent periods, the facts and circumstances which led to the significant operating loss incurred in the years ended June 30, 1997 and 1998, and projections of future taxable income. Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", allows for the recognition of deferred tax assets by considering, among other things, the ability of the Company to generate future taxable income. A valuation allowance is required to reduce tax assets to their expected realizability if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Statement 109 explicitly provides that reaching a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. The Company has been in a cumulative loss position at June 30, 1998. The Company does not believe that positive evidence of the ability to generate future taxable income is sufficient to counteract the negative evidence, the cumulative losses, and accordingly has recorded a valuation allowance for the full amount of the deferred tax.

LEGAL LIABILITIES

     In April, 1997, American Teletronics Long Distance, Inc. ("ATLD") and MetroLink Communications, Inc. ("MetroLink") filed suit against EqualNet Corporation and EqualNet Wholesale Services, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division (Cause No. 97-C-
2842) alleging damages based upon breach of contract, fraud and negligent misrepresentation. Both defendants subsequently were served with process and filed answers and counterclaims for damages. Plaintiffs allege damages for EqualNet's failure to complete a purchase of ATLD's customer base, EqualNet's failure to pay for long distance services provided by MetroLink to EqualNet's customers through its contract with Unified Network Services LLC ("UNS") and for damages arising out of EqualNet's alleged breach of contractual obligations to UNS, a Delaware limited liability company of which EqualNet Corporation, EqualNet Wholesale Services, Inc. and MetroLink were shareholders. It is anticipated that these matters will be disposed of in the respective bankruptcy proceedings of EqualNet and Wholesale. EqualNet's management denies any wrongdoing or liability in this matter.

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

     On August 7, 1998, Robert H. Turner ("Turner") filed suit against the Company, Mark A. Willis and Willis Group, LLC in the 61st District Court of Harris County, Texas in case number 98-37682 alleging an unspecified amount of damages based upon an alleged breach of his employment contract and other claims. The Company denies any wrongdoing or liability in the matter, and intends to vigorously defend itself in this action. Since no discovery has taken place in this matter, it is impossible to state with any degree of certainty the amount of damages, if any, that the Company may incur, or if it will be successful in asserting any cross claims or counterclaims it may have in connection with the employment of Turner.

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

     On September 17, 1998, Comerica Leasing Corporation filed suit in the 270th District Court of Harris County, Texas in case number 98-44481 against the Company and EqualNet for breach of a settlement agreement arising out of previous litigation for the enforcement of equipment and office furnishings leases filed on February 12, 1998 in the 157th District Court of Harris County, Texas in case number 98-06841. A settlement agreement was entered into by the parties dismissing the earlier litigation and adding the Company as an obligor for the payment of the settlement amounts. The remaining amounts due under the settlement agreement and remaining lease obligations represent an amount in excess of $1,000,000. Pursuant to an agreement reached in the bankruptcy proceedings of EqualNet Corporation, Comerica Leasing agreed to release the Company from any liability under the settlement and underlying agreements in exchange for payment of $265,000 plus the issuance of a warrant for the purchase of up to 300,000 shares of Common Stock of the Company at an exercise price of $1.50 per share for a period of 5 years from the date of the agreement.

     On September 21, 1998, Cyberserve, Inc., WSHS Enterprises, Inc. and William Stuart (collectively "Bluegate") filed suit in the 215th District Court of Harris County, Texas in case number 98-45115 against the Company, Willis Group, LLC, Mark A. Willis, and Netco Acquisition LLC alleging damages for breach of contract, breach of an employment agreement, fraud and fraud in the inducement, statutory fraud in a stock transaction, tortious interference with a contract, conspiracy, and quantum meruit. The matters complained of originated with a letter of intent dated on or about October 28, 1997, wherein the Company proposed the purchase of certain assets of Cyberserve, Inc. and WSHS Enterprises, Inc. subject to the performance of due diligence by the parties. Bluegate and certain of its shareholders had threatened to sue the Company in the event the proposed transaction was not consummated substantially in conformity with the terms set forth in the Letter of Intent. The damages Bluegate alleges it incurred were as a result of, among other things, the claimed modification of its business to its detriment in anticipation of the integration of its operations with those of EqualNet. It is impossible to determine with any degree of certainty what, if any, liability Equalnet, or any of its subsidiaries, may incur in this matter. The total amount of damages are unspecified, but include a demand for a cash payment of $685,000, a sufficient number of shares of Common Stock of the Company for the payment of $585,000, an additional 525,000 shares of Common Stock, and other damages. The Company denies any wrongdoing or liability in this matter and intends to vigorously defend itself against all claims of the plaintiffs.

     On September 29, 1998, SA Telecommunications Incorporated asserted claims pursuant to the Purchase Agreement against USC Telecom, Inc. and the Company for
(i) $654,934 in operating losses for the period from April 1 through July 22, 1998, (ii) $278,377 for damages for delayed or unbillable revenue through USBI/ZPDI, (iii) reimbursement of $8,149 for switch site leases, (iv) payment of Specified Network Contracts Liabilities (amount not specified), (v) delivery of 5,358 shares of Series C Preferred escrowed at closing, and(vi) for return of certain leased equipment not owned by SA Telecommunications but previously in its possession and allegedly removed by Equalnet or USC Telecom. The Company and USC Telecom dispute each of the claims asserted by SA Telecommunications in its demand.

     During the past several months, EqualNet and the Company have experienced severe liquidity problems and have received numerous notices of default in payment of trade creditors and other financial obligations. For example and without providing an exhaustive list, EqualNet has received notice of default of its agent agreements with Walker Direct, Inc., Future Telecom Networks, Inc., Global Pacific Telecom, Inc. and others, making demand for the payment of commissions due and for mediation pursuant to the terms of their agent agreements. Netco Acquisition LLC presented a notice dated August 25, 1998 under the terms of the Tri-Party Agreement and Assignment dated January 20, 1998 between Netco Acquisition LLC, EqualNet Corporation and Cyberserve, Inc. that it was enforcing its rights to foreclose on the web page customer base of EqualNet. In addition, EqualNet defaulted in making timely payments under the $1,183,059.03 promissory note payable to Sprint Communications Company L.P., in the timely payments to AT&T Corp., Premier Communications and MCI WorldCom for carrier services. In addition, EqualNet received notice it was in default of its lease agreement with Caroline Partners Ltd., the landlord for the office space occupied by the Company and its subsidiaries, and that the landlord had exercised its right to offset rents due against the letter of credit EqualNet has provided as a security deposit for the landlord's benefit. Finova Capital Corporation notified Netco of its failure to timely pay installments on its promissory note in the original principal amount of $6.05 million. The payment of such note is secured by the switches. Norwest Equipment Finance, Inc. has notified EqualNet of its default in the payment for leased furniture currently being utilized by EqualNet in the operation of its business. The remaining amount owed under such lease is in excess of $100,000.

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

     The Info Directions CostGuard billing system to be implemented by the Company currently is represented as Year 2000 compliant. However, the underlying operating system upon which the

CostGuard system operates, Microsoft Windows NT 4.0, has not been represented as being Year 2000 compliant.

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

CAUTIONARY STATEMENTS

In addition to the other information in this Annual Report on Form 10-K/A, the following factors should be considered carefully when evaluating the likelihood of the Company's realization of expectations with respect to operating results and other matters described in this Annual Report on Form 10-K/A. See "Special Note Regarding Forward-Looking Statements" on page 1.

ADDITIONAL NECESSARY CAPITAL - EqualNet and Wholesale filed for Chapter 11 protection in September of 1998. The Company needed additional capital to obtain the creditor's approval of a plan of reorganization for EqualNet. In addition, it is likely that additional capital may be needed to fund operating deficits of the Company's other subsidiaries during the foreseeable future. Although the Company has no current funding sources, it believes it can attract additional funding if it is able to reduce the liabilities of EqualNet through the plan of reorganization. There can be no assurances that the Company will be able to obtain the necessary capital or sufficiently reduce EqualNet's liabilities to continue to operate the Company.

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

DEPENDENCE ON FACILITIES-BASED CARRIERS - The Company, even though it now owns nine switches, depends upon other carriers to provide the telecommunications services that it resells to its customers and the detailed information upon which it bases its customer billings. The Company's near-term ability to expand its business partially depends upon whether it can continue to maintain relationships with AT&T and Sprint. The loss of the telecommunications services that the Company receives from AT&T or Sprint could have a material adverse effect on the Company's results of operations and financial condition.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this Item are presented on pages 55 through 90 of this Annual Report on Form 10-K/A, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and titles of the Company's directors and executive officers as of October 2, 1998.



                                                                                                            Year Term As
                                                                                                            Director Will
                Name                        Age                     Position(s)                                 Expire
                ----                        ---                     -----------                             -------------
Mark A. Willis                               30             Chairman of the Board , Director                      2000

Mitchell H. Bodian                           47             President, Chief Executive Officer,                   1998
                                                            Director

Dean H. Fisher                               47             Senior Vice President, General
                                                            Counsel and Secretary

David L. Kerr                                45             Chief Financial Officer

James T. Harris                              39             Director                                              2000

John Isaac "Ike" Epley                       32             Director                                              1999

Ronald J. Salazar                            50             Director                                              1998

Zane Russell                                 33             Director                                              1999

Robert H. Turner                             50             Director                                              1998

     Mark A. Willis has served as Chairman of the Board and a director of the Company since March 1998. Mr. Willis founded the Willis Group, an investment fund, in 1997 and serves as its President. The fund has made investments in industries such as offshore oil platform equipment, geophysical services, oil and gas production, telecommunications, and an aircraft parts supplier. Before forming the Willis Group, Mr. Willis worked at Eagle USA Airfreight, an air freight forwarder, for two and a half years, where he rose to the position of Regional Sales and Marketing Manager. Before that, Mr. Willis served as a marketing and sales representative for Talent Tree, a temporary help agency providing primarily clerical and office staffing services. Dr. Salazar, a director, is married to Mr. Willis' aunt.

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

     Dean H. Fisher became Vice President and General Counsel of EqualNet in May 1993, Senior Vice President in November 1994 and Secretary in January 1995. In January 1995 Mr. Fisher was elected Senior Vice President, Secretary and General Counsel of the Company. He has also served as director of EqualNet from July 1991 to April 1998. From May 1976 to June 1993, Mr. Fisher was engaged in the private practice of law in Houston, Texas, serving as President of Fisher & Readhimer, P. C. from April 1985 to June 1993.

     David L. Kerr has been an officer of the Company since September 1998. Mr. Kerr holds an Accounting and Business Administration degree from Mississippi State University and is a licensed general securities representative. Mr. Kerr was a partner with KPMG from 1987 to 1995 serving clients primarily in the energy industry, providing tax consultation services and consulted on merger and acquisition transactions. In 1995, Mr. Kerr co-founded Omni Ventures, LLC ("Omni"), a venture capital and investment banking firm. Mr. Kerr joined Equalnet Communications in September 1998 as interim Chief Financial Officer.

     James T. Harris, C.P.A. has served as a director of the Company since March 1998. Mr. Harris has specialized in assisting high net worth individuals as well as small and medium sized business owners through his own firm, James T. Harris, C.P.A., since 1992. Mr. Harris is the Treasurer of the Willis Group. Before beginning his own firm, Mr. Harris served as Manager of Management Consulting with the firm of Hein + Associates, where he specialized in consulting in the areas of profit improvement, management, mergers and acquisitions, incentive plans, systems and implementation, financial planning and tax planning and compliance.

     John Isaac "Ike" Epley has served as a director of the Company since March 1998. Mr. Epley has been a Managing Director of Omni Ventures, L. L. C., a venture capital and investment banking firm, since August 1995. He also has been a Managing Director of Omni Securities, L. L. C. , a registered broker/dealer, since its inception in November 1997. He is a registered Principal and General Securities Representative. Mr. Epley served as Vice President of Alex Brown & Sons, an investment banking firm in Houston, from January 1993 to 1995 where Mr. Epley focused on institutional fixed income sales. His clients included large multinational companies, financial institutions, insurance companies and money management firms.

     Ronald J. Salazar, Ph.D. has served as a director of the Company since March 1998. Dr. Salazar received his Ph.D. in business administration from the University of Texas in 1990 in the area of Strategic Management and Competitive Strategy. Since 1995, Dr. Salazar has been a partner in the management consulting firm of Palladian Analysis & Consulting, L. L. C. in Houston, Texas. Prior to that Dr. Salazar was an assistant professor at the University of Houston and Idaho State University since 1988 teaching management courses. Dr. Salazar is married to Mr. Mark Willis' (Chairman of the Board of Directors) aunt.

     Zane Russell has served as a director of the Company since January 1995. Mr. Russell co-founded EqualNet in July 1990 and served as President and director since that time until November 1994 when he assumed the position of Chairman of the Board and Chief Executive Officer until March 1998. He has also served as the President of the Company from January 1995 until March 1998.
Prior to the formation of EqualNet, from January to July 1990, he was a commercial accounts manager for American Telco Long Distance, a regional long distance carrier From November 1989 to November 1990, Mr. Russell served as project manager for Natkin Mechanical, a construction company.

     Robert H. Turner has served as a director of the Company since March 1998 and as President and Chief Executive Officer of the Company from March 1998 to July 1998. Mr. Turner was removed as President and Chief Executive Officer for cause by the Board of Directors of the Company in July 1998. Mr. Turner served as President and Chief Executive Officer of EON Corporation, a U.S. national and international wireless data services provider, from 1996 to 1998. Mr. Turner further served as President and Chief Executive Officer of Telezone Inc., a Canadian national wireless services provider, from 1994 to 1995. From 1991 to 1993 Mr. Turner also served as President and Chief Executive Officer of PTT Telecom Netherlands US, Inc., the American subsidiary of Holland's Post and Telephone Company providing international long distance, carrier transit, calling card, private line, facilities management and information management services.

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

                                                     Annual Compensation
               Name and                       Fiscal                                   Common Stock             All Other
          Principal Position                   Year         Salary        Bonus     Underlying Options       Compensation(1)

Hal Turner                                    1998       $100,961           -                     -                   $3,076
former Chief Executive Officer                1997              -
                                              1996              -

Zane Russell                                  1998        142,931           -                90,000                    6,073
former Chairman of the Board and              1997        178,000           -                90,000                    3,498
 former President                             1996        178,000           -                     -                    4,249

Michael L. Hlinak                             1998        175,182           -                90,000                    6,434
former Executive Vice President,              1997        155,000           -                90,000                    3,607
 Chief Financial Officer and Chief            1996        128,000           -                     -                    6,576
 Operating Officer

Dean H. Fisher                                1998        129,800           -                     -                    6,059
Senior Vice President, General                1997        129,000           -                35,000                    3,451
 Counsel and Secretary                        1996        128,000           -                     -                    6,097

----------------------
(1) Represents contributions in 1996 by the Company under the Company's 401(k) Plan for Messrs. Russell, Hlinak and Fisher of $1,676, $2,477 and $1,676, respectively, and health insurance premiums paid by the Company for Messrs. Russell, Hlinak and Fisher of $4,572, $4,100 and $4,421, respectively. Represents contributions in 1997 by the Company under the Company's 401(k) Plan for Messrs. Russell, Hlinak and Fisher of $1,676, $1,785, and $1,676, respectively, and health insurance premiums paid in 1997 by the Company for Messrs. Russell, Hlinak and Fisher of $1,823, $1,823, and $1,775, respectively. Represents contributions in 1998 by the Company under the Company's 401(k) Plan for Messrs. Russell, Hlinak and Fisher of $2,651, $661, and $3,894, respectively, and health insurance premiums paid in 1998 by the Company for Messrs. Turner, Russell, Hlinak and Fisher of $3,076, $3,422, $5,773, and $2,165, respectively.

OPTION GRANTS IN FISCAL 1998


Equalnet did not grant options to any of the Named Executive Officers during fiscal 1998. The following table sets forth information regarding the value of unexercised warrants and options held by the Named Executive Officers. None of the Named Executive Officers exercised any warrants or options in fiscal year 1998.

                                      NUMBER OF SHARES OF
                       COMMON STOCK UNDERLYING UNEXERCISED WARRANTS AND                     VALUE OF UNEXERCISED
                                   OPTIONS AT JUNE 30, 1998                  IN THE MONEY WARRANTS AND OPTIONS AT JUNE 30, 1998 (1)
NAME                      EXERCISABLE                  UNEXERCISABLE            EXERCISABLE                   UNEXERCISABLE
                      -------------------         -----------------------   -------------------         -------------------------
Robert H. Turner             ---                           ---                       ---                            ---

Zane Russell                90,000                         ---                      $5,400                          ---
Michael L. Hlinak           90,000                         ---                      $5,400                          ---
Dean H. Fisher              35,000                         ---                       ---                            ---

(1) The value of each unexercised in-th e-money warrant or option is equal to the difference between the closing price of the common stock on the Nasdaq National Market on June 30, 1998 of $2.06 per share and the exercise price of the warrant or option.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of October 2, 1998 (unless indicated otherwise), with respect to the beneficial ownership of the Common Stock and the Series A, Series B, Series C and Series D Preferred of the Company by (1) persons known to the Company to be the beneficial owners of more than 5% of any class of capital stock of the Company, (2) each director and Named Executive Officer of the Company and (3) all directors and executive officers of the Company as a group.


                                    COMMON STOCK (1)           SERIES A PREFERRED(2)  SERIES B PREFERRED      SERIES C PREFERRED(2)
                                 -----------------------       ---------------------  -------------------     ---------------------
DIRECTORS, EXECUTIVE             NUMBER           PERCENT      NUMBER      PERCENT     NUMBER     PERCENT     NUMBER      PERCENT
 OFFICERS AND 5.0%                 OF               OF           OF           OF         OF         OF          OF          OF
 STOCKHOLDERS                    SHARES           CLASS(3)     SHARES       CLASS      SHARES      CLASS      SHARES       CLASS
--------------------             ------           --------     ------      -------     ------     ------      ------       ------
Michael T. Willis           25,031,082  (4)          68.2%             -           -          -          -            -
5005 Woodway,
Suite 350
Houston, Texas  77056
James T. Harris             24,831,082  (4)(7)       68.6%             -           -          -          -            -
5005 Woodway,
Suite 350
Houston, Texas  77056
Willis Group, LLC           24,531,082  (4)          67.8%             -           -          -          -            -
5005 Woodway, Suite 350
Houston, Texas  77056
Mark A. Willis              24,531,082  (4)          67.8%             -           -          -          -            -
5005 Woodway,
Suite 350
Houston, Texas  77056
James R. Crane              3,570,000  (5)          19.2%             -           -          -          -            -
15350 Vickery Drive
Houston, Texas  77032
MCM Partners                2,082,000  (6)          10.2%         2,000         100%         -          -            -
10500 NE 8th, Suite 1920
Bellevue, Washington
 98004
Genesee Fund Limited        7,833,116  (8)          29.9%             -           -          -          -            -
Portfolio B
10500 NE 8th, Suite 1920
Bellevue, Washington
 98004
Advantage Fund Limited      9,397,500  (9)          33.9%             -           -          -          -            -
10500 NE 8th, Suite 1920
Bellevue, Washington
 98004
SA Telecommunications,      1,950,730  (10)           9.7%             -           -          -          -      196,533      100%
 Inc
1600 Promenade Center,
 15th Floor
Richardson, Texas 75080
The Furst Group, Inc        1,822,000  (11)           9.2%             -           -      3,000        100%           -
459 Oakshade Road
Shamong, New Jersey
 08088
James D. Kaylor             1,822,000  (11)           9.2%             -           -          -          -            -
916 P Street, Suite 200
Lincoln, Nebraska  68508
John S. Streep              1,822,000  (11)           9.2%             -           -          -          -            -
15841 Kilmarnock Drive
Ft. Myers, Florida  33912
Mitchell H. Bodian                        -              -              -           -          -          -            -
1250 Wood Branch Park Dr.
Houston, Texas 77079
Robert H. Turner                          -              -              -           -          -          -            -
1250 Wood Branch Park Dr.
Houston, Texas 77079
Zane Russell                1,047,556  (7)(12)        5.7%              -           -          -          -            -
20607 Shadow Mill Court
Houston, Texas  77450
Dean H. Fisher                267,602  (13)           1.5%              -           -          -          -            -
1250 Wood Branch Park Dr.
Houston, Texas 77079
Michael L. Hlinak              90,000  (15)*            -               -           -          -          -            -
1250 Wood Branch Park Dr.
Houston, Texas 77079
John Isaac "Ike" Epley                    -              -              -           -          -          -            -
1250 Wood Branch Park Dr.
Houston, Texas 77079
Ronald J. Salazar, Ph.D.                  -              -              -           -          -          -            -
1250 Wood Branch Park Dr.
Houston, Texas 77079
Frank Hevrdejs              1,400,000  (14)           7.6%             -           -          -          -            -
8 Greenway Plaza
Houston, Texas  77046
Current directors and      25,846,240  (16)          71.2%             -           -          -          -            -
 executive officers as a
 group (9 persons)



                                   SERIES D PREFERRED(2)
                                   ---------------------
 DIRECTORS, EXECUTIVE               NUMBER      PERCENT
 OFFICERS AND 5.0%                    OF           OF
 STOCKHOLDERS                       SHARES       CLASS
 --------------------               ------      -------
Michael T. Willis                    1,875          50%
5005 Woodway,
Suite 350
Houston, Texas  77056
James T. Harris                      1,875          50%
5005 Woodway,
Suite 350
Houston, Texas  77056
Willis Group, LLC                    1,875          50%
5005 Woodway, Suite 350
Houston, Texas  77056
Mark A. Willis                       1,875          50%
5005 Woodway,
Suite 350
Houston, Texas  77056
James R. Crane                          -           -
15350 Vickery Drive
Houston, Texas  77032
MCM Partners                            -           -
10500 NE 8th, Suite 1920
Bellevue, Washington
 98004
Genesee Fund Limited                    -           -
Portfolio B
10500 NE 8th, Suite 1920
Bellevue, Washington
 98004
Advantage Fund Limited              1,875          50%
10500 NE 8th, Suite 1920
Bellevue, Washington
 98004
SA Telecommunications,                   -           -
 Inc
1600 Promenade Center,
 15th Floor
Richardson, Texas 75080
The Furst Group, Inc                     -           -
459 Oakshade Road
Shamong, New Jersey
 08088
James D. Kaylor                          -           -
916 P Street, Suite 200
Lincoln, Nebraska  68508
John S. Streep                           -           -
15841 Kilmarnock Drive
Ft. Myers, Florida  3391
Mitchell H. Bodian                        -           -
1250 Wood Branch Park Dr
Houston, Texas 77079
Robert H. Turner                          -           -
1250 Wood Branch Park Dr
Houston, Texas 77079
Zane Russell                             -           -
20607 Shadow Mill Court
Houston, Texas  77450
Dean H. Fisher                           -           -
1250 Wood Branch Park Dr
Houston, Texas 77079
Michael L. Hlinak                        -           -
1250 Wood Branch Park Dr
Houston, Texas 77079
John Isaac "Ike" Epley                    -           -
1250 Wood Branch Park Dr
Houston, Texas 77079
Ronald J. Salazar, Ph.D.                  -           -
1250 Wood Branch Park Dr
Houston, Texas 77079
Frank Hevrdejs                           -           -
8 Greenway Plaza
Houston, Texas  77046
Current directors and                    -           -
 executive officers as a
 group (9 persons)

(1) Except as otherwise noted, each shareholder has sole voting and dispositive power with respect to the shares of Common Stock.
(2) Except under limited circumstances, the holders of the Series A Preferred, Series C Convertible Preferred Stock and Series D Preferred are not entitled to vote.
(3) For purposes of calculating the beneficial ownership of each stockholder, it was assumed (in accordance with the Securities and Exchange Commission's definition of "beneficial ownership") that such stockholder had exercised all options or warrants, or converted any convertible securities, by which such stockholder had the right, within 60 days following October 2, 1998, to acquire shares of Common Stock. It was further assumed that in each case, such exercise or conversion occurred on October 2, 1998.
(4) Includes warrants exercisable for an aggregate of 933,116 shares of Common Stock, 1,875 shares of Series D Convertible Preferred Stock convertible in the aggregate into approximately 9,375,000 shares of Common Stock and a Note convertible in the aggregate into approximately 7,500,000 shares of Common Stock. Michael T. Willis holds directly a warrant for the purchase of 500,000 shares of Common Stock and James T. Harris holds 300,000 shares of Common Stock directly as the result of a transfer from Willis Group, LLC. None of such shares was outstanding as of October 2, 1998. Information relating to ownership by Willis Group, LLC and

     Messrs. Michael T. Willis, Mark A. Willis and James T. Harris is based on reports on Schedule 13D filed with the Securities and Exchange Commission on October 10 and October 14, 1997. Michael T. Willis and Mark A. Willis each own 48.5% of the membership interest in Willis Group, LLC and Mr. Harris owns the remaining 5% membership interest. Michael T. Willis is the Secretary of Willis Group, LLC, Mark A. Willis is the President of Willis Group, LLC and Mr. Harris is the Treasurer of Willis Group, LLC. According to the report, Willis Group, LLC has sole voting and dispositive power with respect to all shares other than shares or warrants held directly and Messrs. Michael T. Willis, Mark A. Willis and Harris have shared voting and dispositive power with respect to all shares other than shares or warrants held directly.
(5) Includes a warrant exercisable for an aggregate of 170,000 shares of Common Stock, none of which had been issued as of October 2, 1998. Information relating to ownership by James R. Crane is based on reports on Schedule 13D filed with the Securities and Exchange Commission on May 6, 1998.
(6) Consists of 2,000 shares of Series A Preferred currently convertible in the aggregate into approximately 2,082,000 shares of Common Stock..
(7) Excludes 5,000 shares of Common Stock issuable upon exercise of stock options awarded under the Director Plan that are not exercisable within 60 days.
(8) Includes a warrant exercisable for an aggregate of 333,116 shares of Common Stock and a Note convertible into an aggregate of approximately 7,500,000 shares of Common Stock.
(9) Includes 1,875 shares of Series D Convertible Preferred Stock convertible in the aggregate into approximately 9,375,000 shares of Common Stock.
(10) Includes 196,553 shares of Series C Convertible Preferred Stock convertible in the aggregate into 1,965,530 shares of Common Stock.
(11) Includes 3,000 shares of Series B Convertible Preferred Stock convertible in the aggregate into 1,500,000 shares of Common Stock. Information relating to ownership by TFG, James D. Kaylor and John S. Streep is based on management's information regarding the transactions. Messrs. Kaylor and Streep each own 45% of the Common Stock of TFG. Mr. Kaylor is the Chairman of the Board of TFG and Mr. Streep is the Chief Executive Officer of TFG.
(12) Includes a warrant exercisable for an aggregate of 90,000 shares of Common Stock.
(13) Includes options exercisable for an aggregate of 35,000 shares of Common Stock. Excludes 40,000 shares of Common Stock held by trusts for the benefit of Mr. Fisher's children. Mr. Fisher has disclaimed any beneficial ownership of these shares.
(14) Includes beneficial ownership of warrants exercisable for an aggregate of 66,667 shares of Common Stock.
(15) Includes a warrant exercisable for an aggregate of 90,000 shares of Common Stock.
(16) See Notes 3, 4, 7, 12 and 13 above.

*  Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1997, the Company issued to The Furst Group, Inc. ("TFG") (i) a subordinated note in the principal amount of $3 million, bearing interest at 10% per annum, due December 31, 1998 (the "TFG Note"), (ii) warrants exercisable for the purchase of 1.5 million shares of Common Stock at $2.00 per share (the "TFG Warrants") and (iii) a Right in the Event of a Change of Control (the "TFG Right"), all for an aggregate consideration of approximately $2,210,000 in cash and $790,000 in credit towards the purchase of long-distance services from Sprint Communications Company, L. P. ("Sprint"). In connection with this transaction, the Company began utilizing, effective November 1, 1996, TFG's contract with Sprint for the purchase of long-distance services. TFG beneficially owns more than five percent of the Company's voting securities. During fiscal 1997, the Company purchased approximately $1.5 million of long-distance services from Sprint under this contract. During fiscal 1998, the Company purchased approximately $2.2 million of long-distance services from Sprint under this contract. The TFG Note is secured by all of the accounts and general intangibles of the Company. As of October 27, 1997, the TFG Warrants had not been exercised. The TFG Right provides that TFG will receive approximately 11.5% of the fair market value of consideration provided in the event Equalnet engages in certain significant transactions within two years of the date of the TFG Right. Transactions that would trigger the TFG Right include Equalnet's consolidation with, or merger with or into another person other than TFG and the sale by Equalnet or its subsidiaries of a significant portion of the Company's assets.

     On March 6, 1998, the shareholders of the Company approved certain transactions detailed below:

On March 6, 1998 as a result of various transactions, the Willis Group and its affiliates gained control of the Board of Directors of the Company, having nominated for shareholder approval four of the seven members of the Board of Directors. Willis Group, LLC beneficially owns more than five percent of the Company's voting securities. Mark A. Willis, the Chairman of the Board of Directors of the Company, owns a 48.5% membership interest in Willis Group, LLC.

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

Under the terms of the Agreements, the Company acquired Netco Acquisition Corp. ("Netco"), a Delaware corporation controlled by the Willis Group, which held certain intangible rights and assets previously acquired by the Willis Group and formerly held by Total National Telecommunications. These assets consisted of intangible rights to use certain software and codes necessary to operate the Switches. The Company acquired Netco for $5.6 million in aggregate consideration, including 3.58 million shares of Common Stock and 2,000 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred".) MCM Partners, the holder of all 2,000 shares of series A Preferred stock, beneficially owns more than five percent of Equalnet's voting securities. Mitchell H. Bodian, President, Co-Chief Executive Officer, principal financial officer and a director of Equalnet, has been a consultant, on a fee basis, for MCM Partners and its affiliates for several years. The Series A Preferred is non-voting and has a stated value of $1,000 per share and is entitled to received dividends at the rate of $80.00 per share per year, payable quarterly. Holders of Series A Preferred have the right to convert their shares into Common Stock initially at the rate of 1,000 shares of Common Stock per share of Series A Preferred (or the stated value divided by $1.00), or an aggregate of 2.0 million shares of Common Stock, subject to adjustment pursuant to certain anti-dilution provisions. The Series A Preferred has a $1,000 per share liquidation preference over the Company's Common Stock. Dividends are payable at the determination of the Board of Directors. Dividends when not paid are cumulative and bear interest at a rate of 12.0%. Cumulative dividends in arrears at June 30, 1998 were $52,000 or $25.78 per Series A Preferred share. Under the instrument defining the rights of the holders of the Series A Preferred, the Company is prohibited from declaring or paying dividends on the Common Stock unless all accrued dividends on the Series A Preferred have been paid.

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

     During the quarter ended March 31, 1998, EqualNet obtained a cash flow bridge loan of $0.4 million from Netco Acquisition, LLC, an entity owned 50% by the Willis Group. This note was payable on March 31, 1998 and had an interest rate of 10% which escalates to 18% after an event of default occurs. This note is secured by the web page customers. As of June 30, 1998, the Company was in default on this note as no principal or interest payments had been made.

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

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS INCLUDED IN THIS REPORT:

1. FINANCIAL STATEMENTS                              PAGE

Report of Independent Auditors......................   54
Consolidated Balance Sheets as of June 30, 1997 and
 1998...............................................   55
Consolidated Statements of Operations for the years
 ended  June 30, 1996, 1997 and 1998................   57
Consolidated Statements of Shareholders' Equity
 (Deficit)  for the years ended June 30, 1996, 1997
 and 1998...........................................   58
Consolidated Statements of Cash Flows for the years
 ended June 30, 1996, 1997 and 1998.................   60
Notes to Financial Statements.......................   61
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

(C)  EXHIBITS:

     Exhibits designated by the symbol * were filed with the Company's Annual Report on Form 10-K filed on October 13, 1998. All exhibits not so designated are incorporated by reference to a prior filing as indicated, unless otherwise noted.

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

10.3 Carrier Agreement between AT & T and EqualNet Corporation, dated May 13, 1997 (certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 246-
     2 under the Securities Exchange Act of 1934, incorporated by reference to Exhibit 10.18 to Amendment 2 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997, filed on October 28, 1997)

10.4 Subscription Agreement, dated as of July 1, 1997, among the Company and Lexus Commercial Enterprises, Ltd. (incorporated by reference to exhibit 10. 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended 9/30/97).

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

10.9 Stock Purchase Agreement, dated December 2, 1997, by and among the Company and the Willis Group., as amended by the First Amendment dated
      December 19, 1997, (incorporated by reference to exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended
      12/31/97).

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

10.44 *Receivables Sales Agreement dated July 23, 1998 between USC Telecom and RFC.

10.45 *Carrier Services Switchless Agreement, dated June 30, 1998 between Frontier Communications of the West, Inc. and the Company, (certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 246-2 under the Securities Exchange Act of 1934, incorporated by reference to Exhibit
       10.52 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998, filed on October 13, 1998).

10.46 *Stock Purchase Warrant dated October 1, 1997 from the Company to the Willis Group, LLC.

10.47 *Stock Purchase Warrant dated as of December 2, 1997 between the Company and Netco Acquisition, LLC.

10.48 *Stock Purchase Warrant dated March 5, 1998 from the Company to the Willis Group, LLC.

10.49  *Stock Purchase Warrant dated March 5, 1998 from the Company to Mike
       Willis.

10.50 *Stock Purchase Warrant dated March 6, 1998 from the Company to J. C. Bradford.

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

10.57 *Stock Purchase Warrant dated July 23, 1998 from the Company to RFC Capital Corporation.

10.58 *Stock Purchase Warrant dated August 19, 1998 from the Company to Lance Hack.

10.59 *Stock Purchase Warrant dated September 10, 1998 from the Company to RFC Capital Corporation.

10.60 *Registration Rights Agreement dated November 12, 1996 between the Company and Creative Communications International, Inc.

23.1   Consent of Independent Auditors.

23.2   Consent of Independent Auditors (filed herewith).

27.1   *Financial Data Schedule.


INDEX TO FINANCIAL STATEMENTS
                                                                                            PAGE
                                                                                            ----
Report of Independent Auditors...........................................................     54

Consolidated Balance Sheets as of June 30, 1997 and 1998.................................     55

Consolidated Statements of Operations for the years ended

June 30, 1996, 1997 and 1998.............................................................     57

Consolidated Statements of Shareholders' Equity (Deficit) for the
years ended June 30, 1996, 1997 and 1998.................................................     58

Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1997 and 1998...     60

Notes to Consolidated Financial Statements...............................................     61

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Equalnet Communications Corp.

We have audited the accompanying consolidated balance sheets of Equalnet Communications Corp., formerly EqualNet Holding Corp., and subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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


                                      ERNST & YOUNG LLP

Houston, Texas
October 8, 1998

                         EQUALNET COMMUNICATIONS CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30, 1997      JUNE 30, 1998
                                                                           -------------      -------------
ASSETS
Current assets
Cash and equivalents                                                          $   828,478        $   459,581
Accounts receivable, net of allowance for doubtful accounts of
 $1,450,954 at June 30, 1997 and $1,034,253 at June 30, 1998                    9,048,961          5,839,284

Receivable from officers                                                           28,367                  -
Due from agents                                                                 2,907,922          1,596,590
Advance on acquisition purchase price                                                   -          3,014,000
Prepaid expenses and other                                                        285,516            109,684
                                                                              -----------        -----------
Total current assets                                                           13,099,244         11,019,139
                                                                              -----------        -----------
Property and equipment
Computer equipment                                                              3,435,121         17,824,993
Office furniture and fixtures                                                   1,209,032          1,209,032
Leasehold improvements                                                          1,174,777          1,177,592
                                                                              -----------        -----------
                                                                                5,818,930         20,211,617
Accumulated depreciation and amortization                                      (3,028,768)        (4,837,626)
                                                                              -----------        -----------
                                                                                2,790,162         15,373,991
Customer acquisition costs, net of accumulated amortization of
 $13,050,667 at June 30, 1997 and $13,957,622 at June 30, 1998                  1,262,939            355,984

Other assets                                                                    1,027,507          1,011,333
Goodwill, net of accumulated amortization of $46,020 at June 30, 1997             982,308                  -
                                                                              -----------        -----------
Total assets                                                                  $19,162,160        $27,760,447
                                                                              ===========        ===========

                            See accompanying notes.

                         EQUALNET COMMUNICATIONS CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                         June 30, 1997        June 30, 1998
                                                                         -------------        -------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Payable to providers of long distance services                              $  7,977,531        $  6,627,711
Accounts payable                                                               1,858,065           4,237,310
Accrued expenses                                                               1,398,319           3,799,315
Accrued sales taxes                                                              591,182             205,108
Brokerage commissions payable                                                    151,755              39,000
Current maturities of capital lease obligations                                   51,000                   -
Notes payable to long distance provider                                        1,183,059           1,183,059
Debt in default                                                                        -           5,752,535
Debt in default to an affiliate                                                        -             400,000
Contractual obligations with regard to receivable sales agreement                      -           2,334,710
Revolving line of credit                                                       4,555,442                   -
                                                                            ------------        ------------
Total current liabilities                                                     17,766,353          24,578,748
                                                                            ------------        ------------
Subordinated note payable                                                      2,864,058                   -
Deferred rent                                                                    220,288             223,917
Commitments and contingencies
Shareholders' equity (deficit)
Preferred stock, $0.01 par value Authorized shares - 1,000,000 at
 June 30, 1997 and 5,000,000 at June 30, 1998
  Series A Convertible Preferred Stock (non-voting) aggregate                          -           2,000,000
   liquidation preference of $2.1 million at June 30, 1998: Issued and outstanding shares - 0 at June 30, 1997 and 2,000 at June
   30, 1998.
  Series B Senior Convertible Preferred Stock (voting), aggregate                      -           3,000,000
   liquidation preference of $3.0 million at June 30, 1998:  Issued and outstanding - 0 at June 30, 1997 and 3,000 at June 30, 1998.
Common stock, $.01 par value                                                      61,738             217,935
  Authorized shares - 20,000,000 at June 30, 1997 and 50,000,000 at
   June 30, 1998 Issued and outstanding shares - 6,173,750 at June
   30, 1997 and 21,793,517 at June 30, 1998
  Treasury stock at cost: 21,750 shares at June 30, 1997 and                    (104,881)           (817,153)
   400,447 at June 30, 1998
Additional paid in capital                                                    20,390,927          37,063,468
Stock warrants                                                                   368,000           1,763,240
Deferred compensation                                                           (245,829)           (115,826)
Retained deficit                                                             (22,158,494)        (40,153,882)
                                                                            ------------        ------------
Total shareholders' equity (deficit)                                          (1,688,539)          2,957,782
                                                                            ------------        ------------
Total liabilities and shareholders' equity (deficit)                        $ 19,162,160        $ 27,760,447
                                                                            ============        ============

                            See accompanying notes.

                         EQUALNET COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED JUNE 30,
                                                         -----------------------------------------------------
                                                            1996                 1997                 1998
                                                         ------------        ------------          ------------
Sales                                                    $ 78,354,858        $ 46,588,496          $ 24,876,242
Cost of sales                                              61,807,113          34,481,128            21,991,680
                                                         ------------        ------------          ------------
Gross profit                                               16,547,745          12,107,368             2,884,562
Selling, general and administrative expenses               13,719,573          12,453,814            14,139,010
Depreciation and amortization                               5,933,890           5,999,898             4,734,741
Write down of assets                                        6,882,661           4,400,000             1,134,666
                                                         ------------        ------------          ------------
Operating loss                                             (9,988,379)        (10,746,344)          (17,123,855)
Other income (expense)
Interest income                                                55,546               3,685                37,006
Interest expense                                             (679,745)         (1,022,284)           (1,145,262)
Other income (expense)                                       (464,688)           (870,290)              288,723
                                                         ------------        ------------          ------------
                                                           (1,088,887)         (1,888,889)             (819,533)
Loss before federal income taxes                          (11,077,266)        (12,635,233)          (17,943,388)

Provision (benefit) for federal income taxes               (2,659,853)          2,345,311                     -
                                                         ------------        ------------          ------------
Net loss                                                 $ (8,417,413)       $(14,980,544)         $(17,943,388)
                                                         ============        ============          ============
Preferred stock dividends                                           -                   -          $     52,000

Net loss available to common shareholders                $ (8,417,413)       $(14,980,544)         $(17,995,388)

Net loss per share  basic and diluted                          $(1.40)             $(2.46)               $(1.64)
                                                         ============        ============          ============

                            See accompanying notes.

                         EQUALNET COMMUNICATIONS CORP.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                        ADDITIONAL
                                                   PREFERRED            COMMON        TREASURY           PAID-IN
                                                     STOCK               STOCK          STOCK            CAPITAL        WARRANTS
                                                   ---------            --------      ---------         -----------     ---------
Balance, June 30, 1995                               $  -               $ 60,237      $       -         $20,065,199     $        -
  Forfeiture of 18,182 shares of stock granted to
   key employees                                                                        (77,229)           (122,771)
  Forfeiture of 3,568 shares of stock granted to
   key employees for tax withholdings payable                                           (27,652)
  Amortization of deferred compensation
  Net loss $(1.40 per share)
                                                     ----------         --------      ---------         -----------     ----------
  Balance, June 30, 1996                                      -           60,237       (104,881)         19,942,428              -
  Common stock and warrants issued in acquisition                          1,501                            448,499        199,000
  Stock warrants issued with debt                                                                                          169,000
  Amortization of deferred compensation
  Net Loss $(2.46 per share)
                                                     ----------         --------      ---------         -----------     ----------

Balance, June 30, 1997                                        -           61,738       (104,881)         20,390,927        368,000
  Forfeiture of 5,454 shares of stock granted to
   key employees                                                                        (12,272)            (47,728)
  Proceeds-issuance common stock & warrants                               87,334                          9,042,667        270,000
  Preferred stock dividends
  Common stock shares reacquired                                                       (700,000)
  Issuance of warrants with debt                                                                                            42,740
  Conversion of convertible debt                      3,000,000           13,733                          1,528,600
  Interest charge on convertible debt                                                                       150,000
  Exchange of warrants for common stock                                                                                   (169,000)
  Issuance of stock and warrants for equipment        2,000,000           50,040                          4,954,092        950,000
  Warrants issued under severance agreement                                                                                301,500
  Issuance of stock for note receivable                                    5,090                          1,044,910
  Amortization of deferred compensation
  Net loss $(1.64 per share)
                                                     ----------         --------      ---------         -----------     ----------

Balance, June 30, 1998                               $5,000,000         $217,935      $(817,153)        $37,063,468     $1,763,240
                                                     ==========         ========      =========         ===========     ==========

                                                                                        Retained
                                                                  Deferred              Earnings
                                                                Compensation            (Deficit)                 Total
                                                                ------------            ---------                 -----
Balance, June 30, 1995                                           $(659,175)             $  1,239,463          $ 20,705,724
 Forfeiture of 18,182 shares of stock granted to
  key employees                                                    200,000                                               -
 Forfeiture of 3,568 shares of stock granted to                                                                    (27,652)
  key employees for tax withholdings payable
 Amortization of deferred compensation                             123,339                                         123,339
 Net loss $(1.40 per share)                                                               (8,417,413)           (8,417,413)
                                                                 ---------              ------------          ------------
Balance, June 30, 1996                                            (335,836)               (7,177,950)           12,383,998
 Common stock and warrants issued in acquisition
                                                                                                                   649,000
 Stock warrants issued with debt                                                                                   169,000
 Amortization of deferred compensation                              90,007                                          90,007
 Net Loss $(2.46 per share)                                                              (14,980,544)          (14,980,544)
                                                                 ---------              ------------          ------------
Balance, June 30, 1997                                            (245,829)              (22,158,494)           (1,688,539)
 Forfeiture of 5,454 shares of stock granted to
  key employees                                                     60,000                                               -
 Proceeds-issuance common stock & warrants                                                                       9,400,000
 Preferred stock dividends                                                                   (52,000)              (52,000)
 Common stock shares reacquired                                                                                   (700,000)
 Issuance of warrants with debt                                                                                     42,740
 Conversion of convertible debt                                                                                  4,542,334
 Interest charge on convertible debt                                                                               150,000
 Exchange of warrants for common stock                                                                            (169,000)
 Issuance of stock and warrants for equipment                                                                    7,954,132
 Warrants issued under severance agreement                                                                         301,500
 Issuance of stock for note receivable                                                                           1,050,000
 Amortization of deferred compensation                              70,003                                          70,003
 Net loss $(1.64 per share)                                                              (17,943,388)          (17,943,388)
                                                                 ---------              ------------          ------------
Balance, June 30, 1998                                           $(115,826)             $(40,153,882)         $  2,957,782
                                                                 =========              ============          ============

                            See accompanying notes.

                         EQUALNET COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED JUNE 30,
                                                                             ---------------------------------------
                                                                               1996            1997            1998
                                                                             -------          ------          ------
OPERATING ACTIVITIES
Net loss                                                                   $ (8,417,413)   $(14,980,544)   $(17,943,388)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation and amortization                                                 5,933,890       5,999,898       4,734,741
Provision for bad debt                                                        3,820,701       1,726,929       1,660,594
Provision for due from agents                                                 1,000,000               -               -
Provision (benefit) for deferred income taxes                                (3,486,686)      2,228,077               -
Loss on sale of assets                                                            1,508             341               -
Imputed interest on note payable                                                      -          33,058               -
Compensation expense recognized for common stock issue                          123,339          90,007          70,003
Interest charge on convertible debt issued at discount                                -               -         150,000
Warrants issued under severance agreements                                            -               -         301,500
Write down of long term assets                                                6,882,661       4,400,000       1,134,666
Credit from carrier                                                                   -      (1,200,000)              -
Change in operating assets and liabilities:
Accounts receivable                                                           2,068,102       3,596,968       1,549,082
Due from agents                                                              (3,104,424)     (1,765,853)        922,042
Prepaid expenses and other                                                     (519,802)      1,467,672        (251,905)
Other assets                                                                   (562,786)       (479,207)       (654,609)
Accounts payable and accrued liabilities                                     (4,911,888)      2,856,222       3,457,235
                                                                           ------------    ------------    ------------
Net cash provided by (used in) operating activities                          (1,172,798)      3,973,568      (4,870,039)

INVESTING ACTIVITIES
Purchase of property and equipment                                           (4,404,531)       (272,010)     (6,834,245)
Proceeds from sale of equipment                                                   1,010           4,331               -
Advance on acquisition purchase price                                                 -               -      (3,014,000)
Deferred acquisition costs                                                            -               -        (281,417)
Purchase of customer accounts                                                (8,468,472)        (76,457)              -
                                                                           ------------    ------------    ------------
Net cash used in investing activities                                       (12,871,993)       (344,136)    (10,129,662)

FINANCING ACTIVITIES
Proceeds from long-term debt                                                          -       3,000,000       7,800,000
Repayments on long-term debt                                                          -               -        (297,465)
Net proceeds from (repayments on) revolving line of credit                    9,601,605      (6,098,803)     (4,555,441)
Net proceeds from receivable sales agreement                                          -               -       2,334,710
Proceeds from sale leaseback transaction                                      1,434,144               -               -
Repayments on capital lease obligations                                        (108,000)        (84,000)        (51,000)
Proceeds from issuance of stock                                                       -               -       9,400,000
Acquisition of treasury stock                                                   (27,652)              -               -
                                                                           ------------    ------------    ------------
Net cash provided by (used in) financing activities                          10,900,097      (3,182,803)     14,630,804
                                                                           ------------    ------------    ------------
Net increase (decrease) in cash and equivalents                              (3,144,694)        446,629        (368,897)
Cash and equivalents, beginning of year                                       3,526,543         381,849         828,478
                                                                           ------------    ------------    ------------
Cash and equivalents, end of year                                          $    381,849    $    828,478    $    459,581
                                                                           ============    ============    ============

                            See accompanying notes.

                         EQUALNET COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     Equal Net Communications, Inc. was incorporated in Texas on July 18, 1990. On November 28, 1994, Equal Net Communications, Inc. changed its name to EqualNet Corporation. Prior to its initial public offering of common stock in 1994, EqualNet formed EqualNet Holding Corp. (the "Company") as a newly organized holding company. Subsequent to the reorganization, EqualNet Corporation ("EqualNet") became a wholly-owned subsidiary of the Company. On June 30, 1998, the Company changed its name from EqualNet Holding Corp. to Equalnet Communications Corp.

     The Company is a national long-distance telephone company comprised of two operating subsidiaries, EqualNet and Netco Acquisition Corp., ("Netco"). On March 6, 1998 the Company purchased, through Netco, nine switches and became a switch-based reseller with leased line facilities. EqualNet utilizes AT&T Corp. ("AT&T") and Sprint Communications Company, L. P. ("Sprint"), through its arrangement with The Furst Group, Inc. ("Furst") a privately-held reseller of long-distance and telecommunications services, and Frontier Communications and MCI WorldCom, to provide transmission of its customers' traffic.

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

     On September 10, 1998, EqualNet, one of the Company's wholly-owned subsidiaries, and Wholesale Services, Inc. ("Wholesale"), a non-operating wholly-owned subsidiary of EqualNet, filed for protection under Chapter 11 of the Bankruptcy Code. On October 2, 1998 Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation (See also Note 2.)

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

ACCOUNTING CHANGES

     In March 1995, the FASB issued Statement No. 121, Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of ("Statement No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of fiscal 1998. Prior to the adoption of Statement 121, the Company determined any impairment write-downs of long-lived assets in a manner generally consistent with Statement No. 121.
At the date of adoption, there was no impact to the financial statements. The Company reviews its long-lived assets for impairment on a quarterly basis.

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

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Statement No. 128"), Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Upon adoption of No. 128 in the quarter ended December 31, 1997, all earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

2.  CHAPTER 7 AND 11 FILING

     EqualNet, one of the Company's operating subsidiaries, and Wholesale, a wholly-owned non-operating subsidiary of EqualNet filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") on September 10, 1998 (the "Petition Date") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"), Houston, Texas. The cases were conducted in such court as Cases No. 98-39561-H5-11 and 98-39560-H4-11. On October 2, 1998 Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, EqualNet managed its assets and operated its business as a as debtor-in-possession pending confirmation of its reorganization plan.

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

     EqualNet was required to seek additional financing to obtain the approval of creditors of its plan of reorganization. The Company did not have the capital to provide the exit facility. The Company does intend to raise the needed capital from outside investors and provide EqualNet with the exit facility. By providing the exit facility, the Company intends to own EqualNet after the bankruptcy proceedings.

4.  LIQUIDITY AND WORKING CAPITAL DEFICIT

     For the years ended June 30, 1996, 1997 and 1998 the Company reported pre-tax losses of $11.0 million, $12.6 million and $17.8 million, respectively. Revenues declined from $46.6 million in fiscal year 1997 to $24.9 million in fiscal year 1998. This decline is attributable to several internal and external factors. Continuing provisioning challenges led to delayed billing and higher customer attrition. Provisioning - the time it takes EqualNet's primary underlying long-distance carrier to activate new customers - had risen sharply in 1997, from approximately 20 days to approximately 45 days. In addition, EqualNet converted to a new customer management, billing and rating system -AMS, purchased from Platinum Communications in March 1998. All of these factors adversely affected revenues and funding. As of September 25, 1998, EqualNet is making plans to convert to CostGuard ENTERPRISE, a system being purchased from Info Directions, Inc., "IDI" and expects an improvement in rating speed and billing accuracy. In fiscal year 1998, EqualNet recorded write offs of $270,000 and $417,000 for NetBase and AMS, respectively. The new system, CostGuard, will cost $272,000 initially, then $68,000 per year in subsequent years (for ongoing support and software upgrades).

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

     The Company's management is taking the following actions to strengthen the financial position of the Company. New products are being developed to significantly enhance sales and revenue, including (i) bundled minute long distance products resembling cellular offerings, (ii) wholesale international rates for retail customers and (iii) advertiser sponsored long distance, where customers are offered the opportunity to make a limited duration long-distance call if they will first listen to an advertisement targeted to the subscribed customer's demographics.

     The Company's management believes these products and services will not require significant capital investment to test and implement. The technology for and development of the advertiser sponsored long distance will substantially be paid for by utilizing the Company's common stock through an acquisition. The Company expects to utilize its internal resources and the personnel already involved with the development of these product offerings to assist in addressing marketing and technology issues in bringing these products to market.

     The Company believes that new product offerings such as advertiser sponsored long distance are particularly significant to overcoming its financial difficulties. The Company's management believes that in order to become competitive, the Company must remain innovative, and not attempt to depend on competitive pricing alone.

     In order to provide financing to support operations during the next twelve months, the Company must also generate revenue from its existing resources. The switch network is being employed to generate revenue by (i) placing dedicated customers on the network via connectivity to a local switch, (ii) port leasing of switch assets and (iii) international product offerings accessed through the switches.

     In addition, the Company is continuing to reduce its primary carrier costs for its existing customer base. These actions are expected to lower monthly carrier costs by 15% to 20% beginning in May 1999.

     The Company continues to make improvements in its billing and MIS systems to more accurately bill customers, maximize customer revenue and ensure proper audit of vendor invoices related to the cost of service.

     Management believes that the plans discussed above are critical to returning the Company to profitability. Additionally, the Company intends to seek possible strategic alliances and business combinations in order to more rapidly implement its plans for increasing the service offerings or for reducing costs of the Company. As noted above, management believes that its plans can be achieved without additional significant capital resources and intends to use the Company's common or preferred stock to pursue strategic alliances and business combinations. Management is attempting to balance the cash flows from operations to meet current needs, and is continuously seeking additionally capital resources to fund the expansion of service offerings of the Company. Should capital resource requirements to achieve the management's plan to return to profitability significantly exceed management's ability to meet those needs, the Company's ability to return to profitability could be significantly delayed or impaired.

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

     Under the terms of the Agreements, the Company acquired nine telecommunications switches (the "Switches") from the Willis Group for $7.6 million, consisting of $5.85 million in cash, 1.4 million shares of Common Stock, and warrants to purchase up to 0.4 million shares of Common Stock at an exercise price of $1.00. The Company secured financing of $6.05 million for the cash portion of the consideration through an unaffiliated third party lender, whose loan is secured by the Switches, bears interest at a rate per year of 6.42% above an index rate based on U. S. Treasury Notes (12.1% as of June 30, 1998) and is payable in 36 consecutive monthly payments. An affiliate of the Company was granted a warrant for the purchase of up to 0.5 million shares of Common Stock at an exercise price of $1.00 per share for guaranteeing a portion of this financing.

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

     Under the terms of the Agreements, the Company also issued and sold to the Willis Group 4.0 million shares of Common Stock at a price of $1.00 per share for total aggregate consideration of $4.0 million in cash.

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

6.  BILLING SYSTEMS

     EqualNet converted from NetBase to a new customer management, billing and rating system, AMS in March 1998. As of October 2, 1998, EqualNet is making plans to convert to CostGuard ENTERPRISE ("CostGuard"), a more powerful cost rating, billing and customer care system. This system is expected to improve rating speed and billing accuracy. Also, EqualNet expects to be able to easily extract meaningful data and management reports from CostGuard. The system design is flexible enough to respond to rapid changes in the telecommunications marketplace. In fiscal year 1998, EqualNet recorded a write-off of approximately $270,000 for NetBase and estimated the useful life of AMS to be approximately one year until the CostGuard system can be implemented. The new system, CostGuard, will cost $272,000 initially, then $68,000 per year in subsequent years (for ongoing support and software upgrades).

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

     In March 1998, Netco secured financing of $6.05 million for the cash portion of the consideration to purchase nine telecommunications switches from the Willis Group through an unaffiliated third party lender, which loan is secured by the Switches, bears interest at a rate per year of 6.42% above an index rate based on U. S. Treasury Notes (12.1% as of June 30, 1998) and is payable in 36 consecutive monthly payments. In addition, an affiliate of the Company was granted 0.5 million warrants for guaranteeing a portion of this financing. Netco defaulted on this loan subsequent to year-end due to failure to make the monthly payments beginning with the July 1998 payment. The principal amount outstanding as of June 30, 1998 of approximately $5.75 million is classified as Debt in Default and considered to be a current liability.

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

     At June 30, 1997, EqualNet had a $7.5 million revolving line of credit with a bank which expired July 1, 1997. Interest on the outstanding balance was prime plus 6% (14.5% at June 30, 1997). The maximum borrowings under the revolving line of credit were subject to borrowing base limitations as defined in the agreement. EqualNet replaced the revolving line of credit under which borrowings at June 30, 1997 were outstanding with a new arrangement with Receivables Funding Corp. ("RFC") effective June 18, 1997 and which funded July 7, 1997. The agreement with RFC is essentially a receivable purchase arrangement which bases borrowing capacity on a percentage of EqualNet's outstanding receivables up to a maximum allowable amount of $8.0 million and increased to $10.0 million in July 1998 and allows for the lender to cease funding of new receivables without prior written notice at the lenders option. The program fee applied to the outstanding balance of net purchased receivables was prime plus 4.5% per annum (13% at June 30, 1998), but changed to prime plus 7% on September 17, 1998 (after Chapter 11 filing). As of June 30, 1998, the amount owed to RFC under this agreement is $2.5 million with a credit reserve of $144,000. This RFC agreement was extended on July 19, 1998 and subsequently amended on a temporary basis on September 17, 1998. A hearing was scheduled in Bankruptcy Court on October 15, 1998, to determine if the RFC facility will remain in place during EqualNet's bankruptcy.

     At June 30, 1997, EqualNet had two notes payable with a long-distance carrier for past long-distance services provided by the carrier which were converted from trade payables. The notes with original principal of $1,066,603 and $649,987 and which bear interest at 17% and 12% matured on February 5, 1998 and August 15, 1997, respectively, and were payable in equal monthly installments prior to maturity. As of June 30, 1998, EqualNet had made no principal payments on these notes payable and was in default with these notes. In July and August 1998, EqualNet was in discussions with the carrier regarding the total amount owed to the carrier (including more recent past due amounts), but on September 10, 1998 filed for Chapter 11 protection under the Bankruptcy Code.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                June 30, 1997     June 30, 1998
                                                -------------     -------------
Deferred tax liabilities:
Cash to accrual differences                       $  (196,250)     $          -
Other, net                                            (62,256)          (75,075)
                                                  -----------      ------------
Total deferred tax liabilities                       (258,506)          (75,075)
Deferred tax assets:
 Amortization of deferred acquisition costs         4,769,258         4,567,944
 Write-off of goodwill                                      -           335,818
 Bad debt allowance                                   562,970           401,290
 Accrued liabilities                                  390,534           265,169
 Net operating loss carryforward                    2,922,038         9,735,300
 Other                                                258,641           364,693
                                                  -----------      ------------
Total deferred tax assets                           8,903,441        15,670,214
Valuation allowance                                (8,644,935)      (15,595,139)
                                                  -----------      ------------
Net deferred tax assets                           $         0      $          0
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

     The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended June 30, 1997 and 1998 are as follows:

                                                    1997              1998
                                                   ------            ------
Income tax benefit computed at
 the federal statutory rate                      $(4,295,979)     $(6,100,752)
State income tax benefit                            (518,532)        (861,283)
Valuation allowances                               7,097,236        6,950,202
Other                                                 62,586           11,833
                                                 -----------      -----------
Provision (benefit) for federal income taxes     $ 2,345,311      $         -
                                                 ===========      ===========

     The provision (benefit) for income taxes for the years ended June 30, 1996
and 1997 consisted of the following.   For fiscal year 1998, the Company
recorded no benefit for income taxes due to the valuation allowance.

                                                    1996              1997
                                                   ------            ------
Current
 Federal                                        $  (476,612)       $   29,275
 State                                                  850            87,959
                                                -----------        ----------
                                                   (475,762)          117,234

Deferred:
 Federal                                         (1,914,217)        1,952,439
 State                                             (269,874)          275,638
                                                -----------        ----------
                                                 (2,184,091)        2,228,077
                                                -----------        ----------
Provision (benefit) for federal income taxes    $(2,659,853)       $2,345,311
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

     Total future minimum usage commitments to AT&T as of June 30, 1998 are as follows:

Year ending June 30,
--------------------
1999                          $29,000,000
2000                           16,000,000
                              -----------
                              $45,000,000
                              ===========

     If the contract with AT&T is terminated prior to the expiration of the full term, either by EqualNet or by AT&T for non-payment, EqualNet will be liable for the total amount of the unsatisfied MSARC for the period in which the discontinuance occurs and for 50% of the MSARCs for each semi-annual period remaining in the contract tariff term, which amounts to an estimate of $29.1 million.

     As a result of its bankruptcy filing, EqualNet has the opportunity to reject its contract with AT&T. This is not feasible without first entering into a contract with another carrier who is capable of servicing EqualNet's customer base. EqualNet plans to enter into a wholesale carrier agreement with an unrelated switchless reseller which currently services its long-distance customers on the AT&T network. Under this plan, EqualNet's AT&T customers would be moved from its AT&T contract to a contract with its new provider but would continue to utilize the AT&T network. EqualNet would no longer be a direct customer of AT&T and AT&T would not continue to be subject to any additional credit risk with EqualNet but would continue to generate revenues from the EqualNet customers through its contract with EqualNet's new service provider. EqualNet would be required to pay its carrier cost in advance under the new agreement. EqualNet has had numerous discussions with AT&T and the prospective wholesale service provider but no agreements have been formulized to date.

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

LITIGATION

     In April, 1997, American Teletronics Long Distance, Inc. ("ATLD") and MetroLink Communications, Inc. ("MetroLink") filed suit against EqualNet Corporation and EqualNet Wholesale Services, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division (Cause No. 97-C-
2842) alleging damages based upon breach of contract, fraud and negligent misrepresentation. Both defendants subsequently were served with process and filed answers and counterclaims for damages. Plaintiffs allege damages for EqualNet's failure to complete a purchase of ATLD's customer base, EqualNet's failure to pay for long distance services provided by MetroLink to EqualNet's customers through its contract with Unified Network Services LLC ("UNS") and for damages arising out of EqualNet's alleged breach of contractual obligations to UNS, a Delaware limited liability company of which EqualNet Corporation, EqualNet Wholesale Services, Inc. and MetroLink were shareholders. It is anticipated that these matters will be disposed of in the respective bankruptcy proceedings of EqualNet and Wholesale. EqualNet's management denies any wrongdoing or liability in this matter.

     EqualNet committed to make certain payments to AT&T for usage incurred in prior periods. EqualNet defaulted in the timely payment of those payments during the fourth fiscal quarter of 1998, and began to enter into a series of short term, alternative payment agreements with AT&T for the payment of amounts due to AT&T for current usage with any surplus to be applied to the arrearage amounts. The failure to make any payments due to AT&T could result in the termination of service to EqualNet's customers whose long distance service is provided over AT&T's networks. The pending bankruptcy proceeding discussed below could have a substantial affect on this obligation. EqualNet Corporation is negotiating with another AT&T reseller as a potential supplier of these services instead of dealing with AT&T directly. If so, management would anticipate negotiating payment terms superior to those available directly from AT&T.

     On August 7, 1998, Robert H. Turner ("Turner") filed suit against the Company, Mark A. Willis and Willis Group, LLC in the 61st District Court of Harris County, Texas in case number 98-37682 alleging an unspecified amount of damages based upon an alleged breach of his employment contract and other claims.

     The Company denies any wrongdoing or liability in the matter, and intends to vigorously defend itself in this action. Since no discovery has taken place in this matter, it is impossible to state with any degree of certainty the amount of damages, if any, that the Company may incur, or if it will be successful in asserting any cross claims or counterclaims it may have in connection with the employment of Turner.

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

     On September 21, 1998, Cyberserve, Inc., WSHS Enterprises, Inc. and William Stuart (collectively "Bluegate") filed suit in the 215th District Court of Harris County, Texas in case number 98-45115 against the Company, Willis Group, LLC, Mark A. Willis, and Netco Acquisition LLC alleging damages for breach of contract, breach of an employment agreement, fraud and fraud in the inducement, statutory fraud in a stock transaction, tortious interference with a contract, conspiracy, and quantum meruit. The matters complained of originated with a letter of intent dated on or about October 28, 1997, wherein the Company proposed the purchase of certain assets of Cyberserve, Inc. and WSHS Enterprises, Inc. subject to the performance of due diligence by the parties. Bluegate and certain of its shareholders had threatened to sue the Company in the event the proposed transaction was not consummated substantially in conformity with the terms set forth in the Letter of Intent. The damages Bluegate alleges it incurred were as a result of, among other things, the claimed modification of its business to its detriment in anticipation of the integration of its operations with those of EqualNet. It is impossible to determine with any degree of certainty what, if any, liability Equalnet, or any of its subsidiaries, may incur in this matter. The total amount of damages are unspecified, but include a demand for a cash payment of $685,000, a sufficient number of shares of Common Stock of the Company for the payment of $585,000, an additional 525,000 shares of Common Stock, and other damages. The Company denies any wrongdoing or liability in this matter and intends to vigorously defend itself against all claims of the plaintiffs.

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

     During the past several months, EqualNet and the Company have experienced severe liquidity problems and have received numerous notices of default in payment of trade creditors and other financial obligations. For example and without providing an exhaustive list, EqualNet has received notice of default of its agent agreements with Walker Direct, Inc., Future Telecom Networks, Inc., Global Pacific Telecom, Inc. and others, making demand for the payment of commissions due and for mediation pursuant to the terms of their agent agreements. Netco Acquisition LLC presented a notice dated August 25, 1998 under the terms of the Tri-Party Agreement and Assignment dated January 20, 1998 between Netco Acquisition LLC, EqualNet Corporation and Cyberserve, Inc. that it was enforcing its rights to foreclose on the web page customer base of EqualNet. In addition, EqualNet defaulted in making timely payments under the $1,183,059.03 promissory note payable to Sprint Communications Company L.P., in the timely payments to AT&T Corp., Premier Communications and MCI WorldCom for carrier services. In addition, EqualNet received notice it was in default of its lease agreement with Caroline Partners Ltd., the landlord for the office space occupied by the Company and its subsidiaries, and that the landlord had exercised its right to offset rents due against the letter of credit EqualNet has provided as a security deposit for the landlord's benefit. Finova Capital Corporation notified Netco of its failure to timely pay installments on its promissory note in the original principal amount of $6.05 million. The payment of such note is secured by the switches. Norwest Equipment Finance, Inc. has notified EqualNet of its default in the payment for leased furniture currently being utilized by EqualNet in the operation of its business. The remaining amount owed under such lease is in excess of $100,000. The bankruptcy proceedings of EqualNet discussed below make it impossible at this time to state with any degree of certainty the ultimate exposure of EqualNet in these matters.

     As a result of the liquidity problems listed in the foregoing paragraph and other matters, on September 10, 1998, EqualNet filed for protection under Chapter 11 of Title 11 of the United States Code, in case number 98-39561-H5-11 in the United States District Court for the Southern District of Texas and Wholesale filed for protection under Chapter 11 of Title 11 of the United States Code, in case number 98-39560-H4-11 in the United States District Court for the Southern District of Texas. On October 2, 1998, Wholesale filed a motion seeking to convert its Chapter 11 reorganization proceeding to a Chapter 7 liquidation proceeding. It is impossible to state at this time whether or not EqualNet, as a debtor in bankruptcy, will be able to reorganize its liabilities or to confirm a plan of reorganization in bankruptcy.

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

Year ended June 30,
-------------------
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

     During the year ended June 30, 1996, EqualNet entered into a joint venture with MetroLink, Inc., an Illinois Corporation ("MetroLink"), the purpose of which was to market and sell wholesale long-distance services to the Company and other long-distance resellers. The joint venture, Unified Network Services, LLC ("UNS"), is owned 49% by Wholesale, 25% by MetroLink, 25% by MediaNet, Inc., an Illinois Corporation and wholly-owned subsidiary of MetroLink, and 1% by EqualNet. EqualNet utilized the services of UNS during fiscal years 1997 to provide wholesale long-distance for resale and had accounts payable, net of advances, to UNS at June 30, 1997 and 1998 of $644,301 and $0, respectively.

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

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           1996                 1997                 1998
                                                          ------               ------               ------
Pro forma net loss                                        ($8,417,413)        ($15,583,461)        ($18,077,967)
Pro forma basic and diluted loss per share                     ($1.40)              ($2.56)              ($1.65)

     A summary of the Company's stock option activity, and related information for the years ended June 30 follows:


                                             1996                         1997                         1998
                                  --------------------------   --------------------------   --------------------------
                                            Weighted-Average             Weighted-Average             Weighted Average
                                  Options    Exercise Price    Options    Exercise Price    Options    Exercise Price
                                  -------   ----------------   -------   ----------------   -------   ----------------
Outstanding-beginning of year     10,000         $14.75         11,000        $16.74        526,000         $3.57
Granted                            7,000          18.32        538,000          3.31         20,000          1.88
Exercised                              -              -              -             -                            -
Forfeited                         (6,000)         15.27        (23,000)         3.87       (366,000)         3.66
                                  ------                       -------                     --------
Outstanding- end of year          11,000         $16.74        526,000        $ 3.57        180,000         $3.79
                                  ======                       =======                     ========
Exercisable at end of year         2,667         $15.92          3,333        $16.63        94,834          $3.93

Weighted-Average fair value
 of options granted during
 the year                         $18.32                                      $ 2.73                        $1.84

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

   Warrants         Exercise Price                  Exercise Period
   --------         --------------                  ---------------
200,000                  $1.00             October 1997 - September 2002
400,000                   1.00             March 1998 - March 2003
500,000                   1.00             March 1998 - March 2008
116,667                   1.50             March 1998 - February 2003
100,000                   7.50             November 1996 - November 2001
 90,000                   2.00             July 1998 - June 2003
 90,000                   2.00             July 1998 - June 2001
170,000                   1.00             April 1998 - April 2003

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

17. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                        YEARS ENDED JUNE 30,
                                                        ---------------------------------------------------
                                                           1996                 1997                 1998
                                                        ---------            ---------            ---------
Numerator:
----------
Net loss                                                 $(8,417,413)          $(14,980,544)       $(17,943,388)
Preferred stock dividends                                          0                      0              52,000
                                                         -----------           ------------        ------------
Numerator for basic and diluted loss per common
 share - income avail. to common shareholders            $(8,417,413)          $(14,980,544)       $(17,995,388)
Effect of Dilutive Securities:                                     0                      0                   0
                                                         -----------           ------------        ------------
Numerator for diluted loss per common share -
 income available to common shareholders                 $(8,417,413)          $(14,980,544)       $(17,995,388)

Denominator:
------------
Denominator for basic loss per common share -
 weighted average shares                                   6,017,332              6,096,932          10,943,630
Dilutive potential common shares                                   0                      0                   0
                                                         -----------           ------------        ------------
Denominator for diluted loss per common share
 adjusted  weighted-average shares and assumed
 conversions                                               6,017,332              6,096,932          10,943,630
                                                         -----------           ------------        ------------
Basic and diluted loss per common share                       $(1.40)                $(2.46)             $(1.64)
                                                         ===========           ============        ============

     The analysis assumes that there are no conversions of any securities during the periods shown because there is a loss in each fiscal year, and therefore the effect of the conversion of any security would be anti-dilutive.

18.  SA TELECOM ACQUISITION

     On January 21, 1998, the Company signed an agreement with SA Telecommunications, Inc., ("SA Telecom") a switched based, long distance telecommunications carrier serving customers primarily in Texas and California to acquire certain assets and customer bases in exchange for a combination of shares of stock, cash and assumption of certain liabilities. The transaction was subject to certain conditions, including approval of the bankruptcy court supervising the reorganization of SA Telecom under Chapter 11 of the United States Bankruptcy Code. On March 9, 1998, the Company won approval from the bankruptcy court. The purchase of SA Telecom was approved by the Company's shareholders on June 30, 1998 and finalized on July 23, 1998 for approximately $3.47 million in cash and approximately $5.4 million in preferred stock and the assumption of approximately $4 million in debt, payable to Greyrock Business Credit, subject to final closing adjustments. Prior to the closing of the transaction, the Company advanced $3.0 million to SA Telecom on the cash portion of the proceeds. This amount is recorded in current assets in the financial statements. Also, prior to the closing of this transaction and for the purpose of providing for a smooth transaction of the acquired customer base, the

Company and SA Telecom entered into a management agreement pursuant to which the Company would manage the operations of SA Telecom from April 1, 1998 until the close of the transaction whereby the Company was responsible for any losses from SA Telecom's operations on or after April 1, 1998. SA Telecom has provided the Company with notice that the Company owes SA Telecom approximately $655,000 for operating losses during the period the management agreement was effective. The determination of operating losses under the management agreement is subject to interpretation and the Company has disputed the amount of operating losses as provided by SA Telecom. The Company estimates that the final amount of operating losses under the management agreement are significantly lower than what has been requested and could be as low as zero. Additionally, SA Telecom is disputing the final purchase price settlement and has requested additional funding. It is most likely the Company and SA Telecom will settle these disputes at the same time and it is not possible to estimate the outcome of these proceedings at this time. Any additional amount paid by the Company, if any, is anticipated to be recorded as additional purchase consideration. The Company has not included any losses associated with the SA Telecom operations in its Consolidated Statement of Operations for the fiscal year 1998.

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

     Holders of shares of Series D Preferred will have the right to convert each of their shares into a number of shares of Common Stock equal to the quotient of:

          [ ] the sum of (1) $1,000 (subject to adjustment pursuant to the Series D Preferred documents), (2) accrued but unpaid dividends to the applicable conversion date on the share of Series D Preferred being converted and (3) accrued but unpaid interest on the dividends on the share of Series D Preferred being converted; and

          [ ]  an amount equal to the lesser of:

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

                         Equalnet Communications Corp.
                Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)

                                        Balance at     Charged to                                         Balance at
                                        Beginning       Costs and        Charged to        Deductions       End of
                                        of Period       Expenses       other Accounts     Describe(A)       Period
                                        ----------     ----------      --------------     -----------     ----------
Fiscal Year Ended June 30, 1998
 Allowance for Doubtful Accounts             $1,451          $1,661           $ (112)           $1,966        $1,034

Fiscal Year Ended June 30, 1997
 Allowance for Doubtful Accounts             $3,285          $1,727           $2,011(B)         $5,572        $1,451
 Allowance for Advances to Agents            $1,000          $   -            $    -            $1,000        $    -

Fiscal Year Ended June 30, 1996
 Allowance for Doubtful Accounts             $1,219          $3,821           $  705(B)         $2,460        $3,285
 Allowance for Advances to Agents            $    -          $1,000           $    -            $    -        $1,000

(A) Uncollectible accounts written off, net of recoveries
(B) Provision for uncollectible accounts receivable taken against agent commissions payable

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Equalnet Communications Corp.
                              (Registrant)

                              by: /s/ Mitchell H. Bodian
                                 -----------------------------------------
                                 Mitchell H. Bodian, President, Co-Chief
                                 Executive Officer, Director and principal
                                 financial and accounting officer

Dated:  June 17, 1999

In accordance with the Securities and Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed by the following persons on behalf of the registrant and in the capacities and on the dated indicated:

               Signature                                   Title                              Date
               ---------                                   -----                              ----
/s/ Mark A. Willis                           Chairman of the Board and Director           June 17, 1999
---------------------------------------
Mark A. Willis

/s/ Mitchell H. Bodian                       President, CoChief Executive Officer,        June 17, 1999
---------------------------------------      Director and principal financial and
Mitchell H. Bodian                           accounting officer

                                             Co-Chief Executive Officer                   June 17, 1999
---------------------------------------
Barrett Wissman

/s/  John Isaac "Ike" Epley                  Director                                     June 17, 1999
---------------------------------------
John Isaac "Ike" Epley

/s/ Ronald J. Salazar                        Director                                     June 17, 1999
---------------------------------------
Ronald J. Salazar

                                 EXHIBIT INDEX
                                 -------------


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

10.4 Subscription Agreement, dated as of July 1, 1997, among the Company and Lexus Commercial Enterprises, Ltd. (incorporated by reference to exhibit
      10. 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended 9/30/97).

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

10.9 Stock Purchase Agreement, dated December 2, 1997, by and among the Company and the Willis Group., as amended by the First Amendment dated December 19, 1997, (incorporated by reference to exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended 12/31/97).

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

10.44 *Receivables Sales Agreement dated July 23, 1998 between USC Telecom and RFC.

10.45 *Carrier Services Switchless Agreement, dated June 30, 1998 between Frontier Communications of the West, Inc. and the Company, (certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 246-2 under the Securities Exchange Act of 1934, incorporated by reference to Exhibit
       10.52 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998, filed on October 13, 1998).

10.46 *Stock Purchase Warrant dated October 1, 1997 from the Company to the Willis Group, LLC.

10.47 *Stock Purchase Warrant dated as of December 2, 1997 between the Company and Netco Acquisition, LLC.

10.48 *Stock Purchase Warrant dated March 5, 1998 from the Company to the Willis Group, LLC.

10.49  *Stock Purchase Warrant dated March 5, 1998 from the Company to Mike
       Willis.

10.50 *Stock Purchase Warrant dated March 6, 1998 from the Company to J. C. Bradford.

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

23.1   Consent of Independent Auditors (filed herewith).

27.1   *Financial Data Schedule.