Form 10-K405
period 1999-06-30
EQUALNET COMMUNICATIONS CORP
filed 1999-10-13
CIK 936163

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED JUNE 30, 1999  COMMISSION FILE NUMBER 0-025842

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

       Yes        X         No
               --------          -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock (common stock) held by
non-affiliates of registrant as of September 24, 1999                 $4,068,665

Number of shares of registrant's common stock outstanding
as of September 24, 1999                                              28,313,922

Item                                                                        Page
________________________________________________________________________________

                               TABLE OF CONTENTS

PART I

1.   BUSINESS..............................................................    1
2.   PROPERTIES............................................................    8
3.   LEGAL PROCEEDINGS.....................................................    8
4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................   10

PART II

5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS..................................................    10
6.   SELECTED FINANCIAL DATA..............................................    12
7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS................................................    13
7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........    21
8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................    21
9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE.................................................    21

PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................    21
11.  EXECUTIVE COMPENSATION...............................................    23
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......    24
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................    28

PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....    32

     ALL DEFINED TERMS UNDER RULE 4-10(A) OR REGULATION S-X SHALL HAVE THEIR STATUTORILY PRESCRIBED MEANINGS WHEN USED IN THIS REPORT.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     EqualNet Communications Corp. (the "Company"), incorporated in the state of Texas on January 20, 1995 (previously known as EqualNet Holding Corp.), is a holding company currently comprising three wholly-owned operating subsidiaries, EqualNet Corporation ("EqualNet"), a long-distance telephone company providing services to generally smaller commercial and residential accounts nationwide, Netco Acquisition Corp., ("Netco") the owner of nine telecommunications switches located in major U.S. cities, and USC Telecom, Inc. ("USC Telecom") formed in the first quarter of fiscal 1999 to acquire the assets purchased from SA Telecommunications, Inc. ("SA Telecom") (see "SA Telecom Acquisition").

     The Company began fiscal 1998 as a switchless reseller of long distance services through EqualNet. During the third quarter of fiscal 1998 the Company purchased nine telecommunications switches and became a switch-based reseller with leased line facilities (see "Industry Background, Structure and Competition"). The Company utilizes AT&T Corp. ("AT&T") through its arrangement with an AT&T reseller, Frontier Communications, Qwest Communications and MCI WorldCom Inc. ("MCI WorldCom") to provide transmission of its customers' traffic.

     EqualNet and EqualNet Wholesale Services, Inc. ("Wholesale") a non-operating wholly-owned subsidiary of EqualNet, filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") on September 10, 1998 (the "Petition Date") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"), Houston, Texas. On October 2, 1998, Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation, which motion was subsequently granted. The cases were conducted in such court as Cases No. 98-39561-H5-11 and 98-39560-H4-11. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, EqualNet managed its assets and operated its business as a debtor-in-possession, pending the confirmation of its reorganization plan. This reorganization plan was confirmed on April 28, 1999 and consummated on May 28, 1999. At the time of its bankruptcy filing, EqualNet reported total assets of $20.7 million and total liabilities of $57.6 million. The largest individual creditor of EqualNet as of the bankruptcy filing date was the Company, which was owed approximately $33.0 million at the time of EqualNet's bankruptcy filing. In conjunction with the confirmation and consummation of the reorganization plan, certain debts were reduced resulting in an extraordinary gain of approximately $10.0 million.

     The Company markets its services primarily to residential and small business customers with monthly long-distance bills of less than $500. For the year ended June 30, 1999, the monthly long-distance bill of the Company's average customer was approximately $37.00. As of June 30, 1999, the Company had over 59,000 long-distance customers. The Company is one of the several hundred "tier three" long distance service providers. See "Industry Background Structure and Competition."

     The Company's revenues increased to $32.4 million in fiscal year ended June 30, 1999, as compared to $24.9 million for the fiscal year ended June 30, 1998. Revenues for the fiscal year ended June 30, 1997 were $46.6 million. Pretax losses (before extraordinary items) for the years ended June 30, 1999, 1998, and 1997 were $27.8 million, $17.9 million, and $12.6 million, respectively.

     During fiscal year 1998, the Company continued to experience financial and operational difficulties. During the second half of fiscal 1998 the Company focused on transitioning from being a switchless reseller to becoming a national switch-based carrier by purchasing nine telecommunications switches ("Switches") on March 6, 1998. During the process of connecting network facilities to the Switches in the latter-half of fiscal year 1998 and continuing into 1999, the Company realized it lacked adequate capital to support a national switched approach.

     In October, 1998, the Company began to disconnect its Switches in order to reduce fixed costs in areas in which the Company had little or no long-distance traffic which simultaneously allowed the Company to reconfigure its circuits to increase its margins in areas where the Company had concentrations of traffic. The Company has adopted a geographic focus around six of its switch sites:
Houston, Dallas, Miami, Los Angeles, Chicago, and New York. In addition to providing dedicated service to key accounts, the Company has entered into wholesale agreements, such as partitioning or leasing contracts, to turn its other Switches into revenue-generating assets.

     During fiscal year 1999, the Company made several acquisitions which had an aggregate positive impact on both cash flow and earnings. In January 1999, the Company purchased approximately 80,000 residential long distance customers in a foreclosure sale. In July 1998, the Company acquired the customer base and certain assets of a switch-based long-distance telecommunications carrier serving customers primarily in Texas and California.

INDUSTRY BACKGROUND, STRUCTURE AND COMPETITION

     According to industry data, AT&T, together with MCI WorldCom and Sprint constitute what generally is regarded as the first tier in the long distance market. The second tier, generally defined as comprising companies generating between $500 million and $2 billion in annual long distance revenue, such as Frontier Corporation ("Frontier"), Cable & Wireless Communications, Inc. and Qwest Communications, are believed to account for less than 5% of the more than $80 billion long-distance market cumulatively. The remaining market share is held by several hundred smaller companies, known as third-tier carriers. Recent legislative and regulatory activity is designed to foster a telecommunications industry that encourages greater competition among providers of long-distance and local telecommunications services, as well as data and network services.

     Many first- and second-tier companies, most notably AT&T, Sprint, MCI WorldCom and Frontier, have been providing long-distance products for resale for a number of years to capture incremental traffic volume. In 1991, EqualNet entered into the first of its agreements with AT&T to resell long distance service over AT&T's network. In 1994, EqualNet entered into an agreement with Sprint to resell long distance over Sprint's network. In 1996, EqualNet replaced its direct contractual relationship with Sprint with its arrangement with a third-party reseller to continue service to EqualNet's customers over Sprint's network. In 1998, Equalnet entered into a contract with MCI WorldCom to resell long distnce over MCI WorldCom's network. In 1999, EqualNet entered into an agreements with Frontier and Qwest to resell long distance over their networks.

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

     Another distinction among long-distance companies is that of switch-based versus switchless carriers. Switch-based carriers have one or more switches, which are computers directing telecommunications traffic in accordance with programmed instructions. All of the facilities-based carriers are switch-based carriers, as are many non-facilities-based companies. Switchless carriers depend on one or more facilities-based carriers to provide both transmission capacity and switch facilities. In addition, switchless resellers enjoy the benefit of offering their service on a nationwide basis, assuming their underlying carrier has a nationwide network. An "underlying carrier" is the carrier that owns and is responsible for the management of the facilities needed to transmit a customer's long-distance telephone call. Through fiscal 1997, EqualNet was a switchless reseller. During the third quarter of fiscal 1998, Netco acquired the Switches and associated network assets for approximately $13.2 million. EqualNet entered into an agreement with Netco to provide for operation of the Switches and build out of network facilities in exchange for the right to carry traffic over the network and as a result became a switch-based carrier.

     The multi-billion dollar local telecommunications industry is dominated by the regional Bell operating companies ("RBOC"s) and GTE Communications Corporation ("GTE"). The RBOCs and GTE have the authority to provide interLATA (geographic areas created by the AT&T divestiture known as local access transport areas) long-distance service outside their service regions. The Telecommunications Act of 1996 (the "Act") established procedures whereby the RBOCs can apply for authority to provide interLATA long-distance service inside their respective service region. Similarly, certain of the requirements governing GTE's provision of in-region long-distance service were removed by the Act. The nature of competition in the telecommunications industry is expected to change significantly as legislative, regulatory and judicial activities progress. As barriers are removed for the RBOCs to provide long distance services inside their geographic areas, and as telecommunications mergers and consolidations occur, the Company would expect an increase in competition for long-distance services which could result in the further loss of market share, more price competition and/or a further decrease in operating margins. The Company expects additional industry wide downward price pressure as the RBOCs begin to compete more aggressively in the long distance market.

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

     Competitive factors in the long distance industry affecting the Company's market share include brand recognition, pricing, customer service, network quality, value-added services and regulatory and judicial developments. Non-facilities-based carriers typically receive rates from underlying carriers in inverse correlation with the amount of traffic that they can commit to the underlying carrier; the larger the commitment, the lower the cost of service. Subject to contract restrictions and customer brand loyalty, resellers may competitively bid their traffic among various national long-distance carriers to lower their cost of service. Non-facilities-based switchless carriers devote their resources entirely to marketing, operations and customer service, leaving the costs of network maintenance and management to the underlying carrier. Conversely, facilities-based carriers concentrate on maximizing network efficiency. In order to operate efficiently, facilities based carriers require concentrations of their customer traffic where they have facilities to attempt to maximize their network utilization and reduce the effective cost per minute. Additional pricing pressure may come from the introduction of new technologies, such as Internet telephony, which utilizes voice communications at a cost below that of traditional switched long distance services. Reductions in prices charged by competitors could have a material adverse effect on the Company.

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

     The telecommunications marketplace is marked by a high rate of customer attrition. The Company's competitors engage in national advertising campaigns, telemarketing programs, and offer cash payments and other incentives to the Company's end users, who are not obligated to purchase any minimum usage amount and can discontinue service, without penalty, at any time. There can be no assurance the Company can replenish its customer base, and failure to do so could have a material adverse effect on the Company.

     The Company believes the rapid evolution of the communications industry presents an opportunity for consolidation of third-tier companies in general, and resellers and smaller, regionally focused switch based carriers, in particular. Many of these companies are undercapitalized and may have difficulty providing their services profitably, especially given the level of price competition among carriers has continued to increase. By growing through consolidation, the Company believes it can (i) generate increased margins by securing better pricing from underlying carriers because of increased volume commitments, (ii) justify the installation of switches in geographic areas with concentrations of long distance traffic, and (iii) achieve economies of scale in overhead allocation. The ability to obtain such increased margins, the ability to concentrate customer traffic of the Company, and the economies of scale in overhead allocation are not certain and cannot be precisely predicted.


BRITTAN COMMUNICATIONS INTERNATIONAL

     On January 27, 1999, the Company purchased approximately 80,000 residential long distance customers of Brittan Communications International Corporation ("BCI") in a foreclosure sale for approximately $1.8 million, including the assumption of a $1.7 million term loan, and the issuance of 300,000 warrants to a third-party valued at $75,000. The warrants entitle the holder to purchase 300,000 shares of Common Stock at $1.33 per share during a five-year period.
The term loan is reduced by 80% of the excess of the fair market value of the Company's common stock at the exercise date over the $1.33 exercise price.

SA TELECOM ACQUISITION

     On January 21, 1998, the Company signed an agreement with SA Telecommunications, Inc. ("SA Telecom") a switch-based, long-distance telecommunications carrier serving customers primarily in Texas and California to acquire certain assets and customer bases in exchange for a combination of shares of stock, cash and assumption of certain liabilities. The transaction was subject to certain conditions, including approval of the bankruptcy court supervising the reorganization of SA Telecom under Chapter 11 of the United States Bankruptcy Code. On March 9, 1998, the Company won approval from the bankruptcy court. The purchase of SA Telecom was approved by the Company's shareholders on June 30, 1998 for approximately $3.5 million in cash and approximately $5.4 million of Series C Preferred Stock and the assumption of approximately $4.0 million in debt. The Company's newly formed wholly-owned subsidiary, USC Telecom, Inc. (USC Telecom"), acquired the SA Telecom assets on July 22, 1998. Prior to the closing of this transaction, the Company and SA Telecom entered into a management agreement pursuant to which the Company managed the operations of SA Telecom from April 1, 1998 until the close of the transaction whereby the Company was responsible for any losses from SA Telecom's operations on or after April 1, 1998.

ACMI ACQUISITION

     In January 1999, the Company acquired substantially all of the assets of Limit LLC; doing business as ACMI ("ACMI") a network marketing company with approximately 2,500 independent agents. In connection with this transaction, the Company issued 1 million shares of its common stock and assumed a note payable of $1 million. Subsequent to year-end, the parties of this transaction agreed to modify the transaction whereby the Company would return the $1 million note payable to the Sellers and, in consideration for the issued shares of the Company's common stock, would acquire assets primarily consisting of the independent agent contracts, debit card platform, and other associated assets.

PRODUCTS AND SUPPLIERS

     MCI WorldCom, Frontier, AT&T, and Qwest were the principal underlying providers of outbound and inbound long-distance services during fiscal year 1999 through multiple contracts. The Company believes its diversity of carrier contracts provides further flexibility and alternatives for the Company in the event it is not able to continue to contract with any of its current underlying carriers. For example, one carrier may offer the lowest international rates to one country while another offers the lowest rate to a different country. Under the terms of the Company's contracts with its various carriers, the Company is able to choose which services and in what volume the Company wishes to obtain the services from each carrier. This flexibility enables the Company to minimize its costs for such services by purchasing those services from the carrier offering the Company the best rates at a given time.

     In October 1998, EqualNet rejected, during its bankruptcy proceedings, its contract with AT&T. AT&T had historically provided the majority of EqualNet's underlying outbound and inbound long-distance services under a long-term contract. Rather than negotiate a new contract with AT&T, which contained certain minimum obligations through April 2000, EqualNet chose to acquire services on a wholesale basis from another AT&T reseller.

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

     During the third quarter of fiscal year 1998 and continuing through the fourth quarter of fiscal year 1999, the Company experienced billing difficulties converting to various customer management and information systems with billing capabilities. The initial conversion coincided with the management of the SA Telecom customer base and the migration to a switch-based environment which resulted in (a) considerable billing errors, (b) billing delays, and (c) customer attrition. The Company believes its new cost rating, billing, and customer care system has dramatically improved rating speed and billing accuracy.

CUSTOMERS AND MARKETING

Customers

     The Company markets its long-distance services primarily to residential and small business customers with monthly long-distance bills of less than $500. For the year ended June 30, 1999, the monthly long-distance phone bill for an average EqualNet customer was approximately $37. The Company does not have long term contracts with its customers, but receives authorization from new customers in connection with their order for service. In July, 1998, USC Telecom acquired certain customers from SA Telecommunications. In January, 1999, USC Telecom and EqualNet acquired certain customers formerly serviced by BCI at a foreclosure sale conducted by one of BCI's secured creditors.

     The former BCI customers are more geographically diversified and comprise primarily small residential customers. The former SA Telecom customers are primarily located in southern California and Texas and comprised mainly smaller commercial users, similar to the customer base of EqualNet, but also include some larger, dedicated service customers whose average monthly usage is larger than the average EqualNet customer's usage. The average usage for the USC Telecom customers located primarily in California historically has been $178 per month and the average usage for the USC Telecom customers located primarily in Texas historically has been $73 per month.

Marketing

     Historically, EqualNet has relied on independent marketing agents to market its long-distance products. In the bankruptcy proceedings, EqualNet rejected the marketing contracts for virtually all of its sales agents. Consequently, many of these agents may no longer be willing to continue to market for EqualNet under new contractual arrangements. None of these former agents have executed new agreements with EqualNet to continue as independent marketing agents. The Company is currently evaluating several proposals for the resumption of an agent program in order to increase its customer base.

REGULATION

     The Company's provisioning of communications services is subject to government regulation. The Federal Communications Commission ("FCC") regulates interstate and international telecommunications, while each state regulates telecommunications services originating and terminating within the same state. Changes in existing regulations could have a material adverse effect on the Company.

     The Company's marketing services, and its current and past direct marketing efforts require compliance with relevant federal and state regulations governing the sale of telecommunications services. The FCC and some states have rules that prohibit switching a customer from one long distance carrier to another without the customer's consent and specify how that consent can be obtained and must be verified. Most states also have consumer protection laws further defining the framework within which the Company's marketing activities must be conducted. While directed at curbing abusive marketing practices, unless carefully designed and enforced, such rules can have the incidental effect of entrenching incumbent carriers and hindering the growth of new competitors, such as the Company.

     Restrictions on the marketing of telecommunications services are becoming stricter in the wake of widespread consumer complaints throughout the industry and "slamming" (the unauthorized conversion of a customer's pre-selected telecommunications carrier) and "cramming" (the unauthorized provision of and billing for additional telecommunications services). The Telecommunications Act of 1996 strengthened penalties against slamming, and the FCC has issued rules tightening federal requirements on the verification of orders for telecommunications services and establishing additional financial penalties for slamming. In addition, many states have been active in restricting marketing through new legislation and regulation, as well as through enhanced enforcement activities. The constraints of federal and state regulation, as well as increased FCC and state enforcement attention, could limit the scope and the success of the Company's marketing efforts and subject them to enforcement action.

     Allegedly to combat slamming, many local exchange carriers have initiated "PIC freeze" programs that, once selected by the customer, require a customer seeking to change long distance carriers to contact the local carrier directly instead of having the long distance carrier contact the local carrier on the customer's behalf. Many local carriers have imposed burdensome requirements on customers seeking to lift PIC freezes and change carriers, and thereby make it difficult for customers to switch to the Company's long distance service.

     Statutes and regulations designed to protect consumer privacy also may have the incidental effect of hindering the growth of telecommunications carriers such as the Company. The FCC has released rules severely restricting the use of "customer proprietary network information" (information a carrier obtains about its customers through their use of the carrier's services). These rules may make it more difficult for the Company to market additional telecommunications services (such as local and wireless), as well as other services and products, to its existing customers, if and when the Company begins to offer such services and products.

     The FCC requires the Company and other providers of telecommunications services to contribute to the Universal Service Fund ("USF"), which helps to subsidize the provision of local telecommunications services and other services to low-income consumers, schools, libraries, health care providers, and rural and insular areas that are costly to serve. The Company's contributions to the universal service fund could increase over time, and some of the Company's potential competitors (such as providers of Internet telephony) are not currently, and in the future may not be, required to contribute to the USF.

     Beginning in the third quarter of fiscal year 1998, the Company began to be assessed both universal service charges and Primary Interexchange Carrier Charges ("PIC-C charges"). Although the funding of universal service and access charges are not new, the manner in which the Company is having to pay for these items is new. Although the Company, and not its underlying carriers, is now primarily responsible for the payment of these charges, EqualNet has not experienced a lowering of its cost of service from its underlying carriers in an amount equal to the increased amounts of the assessments it has to pay for universal service and access charges. To the extent the Company does not receive a lowering of its cost of service from its underlying carriers equal in amount to its increased cost of business by virtue of these assessments, its operating margins are diminished. The Company is attempting to recoup at least a portion of the increase of these assessments by passing these charges through, where permitted, to its end user customers. In such circumstances, although the per-minute rates charged to the end user customers are not increased, the effect is an increase to the Company's customers in their cost of obtaining service.

     The FCC imposes additional reporting, accounting, record-keeping and other regulatory obligations on the Company. The Company must offer interstate services under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. The Company must file tariffs listing the rates, terms and conditions of the Company's service, but the FCC has proposed to abolish some tariff filing requirements and instead mandate the posting of similar information on the Internet. Although the Company's tariffs, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful and have never been contested. The Company may be subject to forfeitures and other penalties for allegedly violating the FCC's rules if contested.

     The vast majority of the states require the Company to apply for certification to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of states also require the Company to file and
maintain detailed tariffs listing its rates for intrastate service.   Many
states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations.

EMPLOYEES

     As of June 30, 1999, the Company employed approximately 100 persons. The Company considers relations with its employees to be good.

     Various members of management left the Company during fiscal 1999.  Robert
H. Turner was removed by the Board of Directors as Chief Executive Officer of the Company in July 1998. Bob Henson resigned as Chief Operating Officer in July 1998. Maurie Daignean, who was appointed as the Company's Chief Operating Officer in July 1998 resigned in August 1998 to pursue other opportunities. David Kerr resigned as Interim Chief Financial Officer in February 1999.

ITEM 2.  PROPERTIES

     The Company leases approximately 32,000 square feet of general and administrative office space in Houston, Texas, under leases with unaffiliated third parties that expire in 2004. The Company's monthly rental obligation for its facilities is approximately $29,000. During its bankruptcy proceeding, the Company amended its lease to reduce the number of square feet of lease space from 57,000 to 32,000, thereby reducing its monthly rental obligation from approximately $54,000 to $29,000 per month. The Company also leases properties in the cities in which its Switches have been installed.

ITEM 3.  LEGAL PROCEEDINGS

     On August 7, 1998, Robert H. Turner, the Company's former Chief Executive Officer filed suit against the Company alleging an unspecified amount of damages based upon an alleged breach of his employment contract and other claims. Although the Company denies any wrongdoing or liability in the matter, and intends to vigorously defend itself, settlement discussions have been held, and this matter will most likely settle. The Company believes it has adequate reserves for this matter.

     On September 17, 1998, Comerica Leasing Corporation filed suit against the Company and EqualNet for breach of a settlement agreement arising out of previous litigation for the enforcement of equipment and office furnishings. A settlement agreement was entered into by the parties dismissing the earlier litigation and adding the Company as an obligor for the payment of the settlement amounts. Pursuant to an agreement reached in the bankruptcy proceedings of EqualNet Corporation, Comerica Leasing agreed to release the Company from any liability under the settlement and underlying agreements in exchange for payment of $265,000 plus the issuance of a warrant for the purchase of up to 300,000 shares of Common Stock of the Company at an exercise price of $1.50 per share for a period of five years from the date of the agreement.

     On September 21, 1998, Cyberserve, Inc., WSHS Enterprises, Inc. and William Stuart (collectively "Bluegate") filed suit against the Company and Netco Acquisition LLC alleging damages for breach of contract and other alleged claims. The matters originated with a letter of intent wherein the Company proposed the purchase of certain assets of Cyberserve, Inc. and WSHS Enterprises, Inc. subject to the performance of due diligence by the parties. Bluegate and certain of its shareholders had threatened to sue the Company in the event the proposed transaction was not consummated substantially in conformity with the terms set forth in the Letter of Intent. The damages Bluegate alleges it incurred were as a result of, among other things, the claimed modification of its business to its detriment in anticipation of the integration of its operations with those of EqualNet. It is impossible to determine with any degree of certainty what, if any, liability Equalnet or any of its subsidiaries, may incur in this matter. The total amount of damages are unspecified, but include a demand for a cash payment of $685,000, a sufficient number of shares of Common Stock of the Company for the payment of $585,000, an additional 525,000 shares of Common Stock, and other damages. The Company denies any wrongdoing or liability in this matter and intends to defend itself against all claims of the plaintiffs. This action is in the initial stage of discovery and proceedings. Accordingly, at this time the Company is unable to determine the amount of exposure, if any, under this action.

     On September 29, 1998, SA Telecommunications Incorporated asserted claims pursuant to the Purchase Agreement against USC Telecom and the Company for operating losses for the period from April 1, 1998 - July 22, 1998, damages for delayed or unbillable revenue, delivery of shares of the Company's Series C Senior Preferred Stock, and other items. On December 28, 1998, the court signed an order approving those claims in the amount of approximately $812,000. The Company and USC Telecom disputed the monetary claims asserted by SA Telecommunications in its demand and filed a notice of appeal of the court's order in the proceedings.

     On October 9, 1999, SA Telecommunications, Greyrock Business Credit, and the Company presented an agreement to the SA Telecom bankruptcy court providing for the settlement of the SA Telecommunications judgement and amounts owed to Greyrock. The agreement calls for the payment of the remaining principal balance of the promissory note to Greyrock, plus accrued but unpaid interest, by the issuance of a number of shares of the Company's unregistered common stock valued at the lesser of $0.28 per common share (as adjusted to account for any stock split) or the market price of the unregistered common stock at the date registration of the shares is effective. In addition, the agreement calls for satisfaction of the remaining obligation to SA Telecommunications by the payment of $150,000 cash plus the issuance of an amount of the Company's unregistered common stock equal to approximately $660,000 valued at the lesser of $0.28 per common share (as adjusted to account for any stock split) or the market price of the unregistered common stock at the date registration of the shares is effective. If the registration of these shares of the Company's common stock is not effective as of October 31, 1999, the amount of the Company's common stock to be issued will increase, over varying periods of time from November 1, 1999 to January 30, 2000, from 7.5% to 22.5% of the amount to be ultimately issued. The Company has reserved the right to repurchase the shares of the Company's common stock issued in settlement of these obligations prior to January 31, 2000. The Company believes it has adequate reserves recorded for this matter.

     As a result of liquidity problems, on September 10, 1998, EqualNet filed for protection under Chapter 11 of Title 11 of the United States Code, in case number 98-39561-H5-11 in the United States District Court for the Southern District of Texas and Wholesale filed for protection under Chapter 11 of Title 11 of the United States Code, in case number 98-39560-H4-11 in the United States District Court for the Southern District of Texas. On October 2, 1998, Wholesale filed a motion seeking to convert its Chapter 11 reorganization proceeding to a Chapter 7 liquidation proceeding. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, EqualNet managed its assets and operated its business as a debtor-in possession pending confirmation of its reorganization plan, which plan was confirmed on April 28, 1999, and consummated on or about May 28, 1999. The plan of reorganization provided for the restructuring of amounts and repayment terms for secured and unsecured creditors. In conjunction with the confirmation and consummation of the reorganization plan, certain debts were reduced resulting in an extraordinary gain of approximately $10.0 million.

     During 1997, EqualNet settled disputed claims with the attorneys general from eleven states alleging violations of consumer protection statutes of those states. The settlement amount, which was paid in March 1998, totaled $225,000 plus the issuance of certain customer credits and adjustments. The

Company was either not included as a party or was dismissed as a party before the entry of any final judgment in any of these proceedings.

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

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     On May 7, 1999, the Company's Common Stock was conditionally moved to the Nasdaq National Market ("Nasdaq") Small Cap Market under the trading symbol "ENETC;" prior to this date the Company's Common Stock was traded on the Nasdaq under the symbol "ENET." Continued trading on The Nasdaq SmallCap Market is dependent upon the Company's meeting certain conditions, including the maintenance of the minimum bid price of $1 per share as required by both Nasdaq and The Nasdaq SmallCap Market. The table below sets forth the high and low sales prices of the Common Stock for the fiscal years 1999 and 1998, as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-down or commission and may not represent actual transactions.

                                              Fiscal Year Ended June 30,
                                                      Price Range
                                        ------------------------------------
                                                High               Low
                                        ------------------  ----------------
1999
Fourth Quarter                                $  1 7/32         $    5/8
Third Quarter                                 $  1 1/2          $   9/16
Second Quarter                                $  1 1/4          $  13/16
First Quarter                                 $  1 3/8          $   9/32

1998
Fourth Quarter                                $  3              $ 1 13/16
Third Quarter                                 $  2 31/32        $   13/16
Second Quarter                                $  2 1/8          $   1 1/4
First Quarter                                 $  2 7/16         $     7/8

     On September 24, 1999, the last sales price per share of the Company's Common Stock, as reported by Nasdaq, was $0.25.

     On September 24, 1999, the Company's 28,313,822 shares of Common Stock outstanding were held by approximately 2,900 shareholders of record.

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

The following sets forth required information regarding all securities sold without registration (and not previously reported) during fiscal year 1999:

On August 19, 1998, the Company issued a warrant to purchase 22,500 shares of Common Stock at a exercise price of $1.86 to Lance Hack in connection with a severance agreement between Mr. Hack and the Company. Mr. Hack is a former employee of the Company.

On September 4, 1998, the Company issued 3,700 shares in the aggregate of Series D Preferred Stock and a warrant to purchase 666,232 shares of Common Stock at a exercise price of $0.9006 in connection with the Note Issuance Transaction described more fully in the Company's Form 10-Q for the quarter ended September 30, 1998.

On January 4, 1999, the Company issued 5,380 shares of Series C Preferred Stock, convertible under certain circumstances to 53,580 shares of Common Stock, to SA Telecommunications, Inc. in connection with the SA Telecommunications asset purchase.

On January 27, 1999, the Company issued a warrant to purchase 594,000 shares of Common Stock at a exercise price of $1.33 to RFC Capital Corp. in connection with the purchase of the Brittan Communications International Corporation assets.

On February 17, 1999, the Company issued 1,000,000 shares of Common Stock to Limit, LLC as partial fulfillment of the Company's obligations under the Asset Purchase Agreement.

On February 17, 1999, the Company issued 105,000 shares of Common Stock to Zane
D. Russell in connection with a finder's fee owed. Russell is a former Director and Officer of the Company and played a material part in coordinating the ACMI Asset Purchase.

On March 9, 1999, the Company issued a warrant to purchase 250,000 shares of Common Stock at exercise prices ranging from $1.125 to $2.50 to Market Pathways Financial Relations, Inc. in connection with services to be rendered to the Company.

On March 24, 1999, the Company issued 100,000 shares of Common Stock to Michael
L. Hlinak in connection with a severance agreement between Mr. Hlinak and the Company. Mr. Hlinak is a former Officer of the Company.

On March 24, 1999, the Company issued 320,000 shares of Common Stock to Vinson & Elkins LP in connection with payment for legal services rendered.

On March 24, 1999, the Company issued 30,000 shares of Common Stock to Dr. Ronald J. Salazar in connection with payment for independent contractor services
rendered.   Dr. Salazar is a Director of the Company.

On March 24, 1999, the Company issued 136,296 shares of Common Stock in the aggregate to the following individuals: 62,529 to Dr. Ronald J. Salazar, 19, 243 to John "Ike" Epley, 30,747 to Mark Willis, and 23,777 to Mitchell H. Bodian. All four individuals are Directors of the Company. The issuances reflect payments for Director services in stock in lieu of cash.

On April 14, 1999, the Company issued 759,000 shares of Common Stock and an additional 150,000 warrant to purchase Common Stock at exercise prices varying from $1.00 to $2.00 to the LaMonda Family Trust. In return, the LaMonda Family Trust paid the Company $500,000 cash.

On May 28, 1999, the Company issued a warrant to purchase 300,000 shares of Common Stock at an exercise price of $1.50 per share to Comerica Leasing in connection with a settlement between Comerica and the Company.

On June 1, 1999, the Company issued a warrant to purchase 150,000 shares of Common Stock at an exercise price of $0.68 per share to Brittan Communications International Corporation in connection with a settlement between Brittan and the Company.

On June 10, 1999, the Company issued 833,333 shares of Common Stock to Infinity Investments in return for $500,000, issued 833,333 shares of Common Stock to IEO Holdings in return for $500,000, issued 500,000 shares of Common Stock to James Crane in return for $300,000, issued 1,250,000 shares of Common Stock to The Willis Group, LLC in return for $750,000, issued 250,000 shares of Common Stock to James Lineberger in return for $150,000, and issued 833,333 shares of Series E Preferred Stock which converts to 833,333 shares of Common Stock at the Company's sole option to MCM Partners in return for $500,000.

The Company issued each warrant referenced above without registration in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data from the audited consolidated financial statements of the Company for each of the five years ended June 30, 1999. This information should be read in connection with and is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, under Item 8 of this Annual Report on Form 10-K.

                                                                           FISCAL YEAR ENDED JUNE 30,
                                                  ____________________________________________________________________________
                                                     1995            1996             1997            1998            1999
                                                  -----------    ------------     ------------    ------------    ------------
INCOME STATEMENT DATA:
Sales                                             $67,911,000    $ 78,355,000     $ 46,588,000    $ 24,877,000    $ 32,436,000
Cost of sales                                      54,655,000      61,807,000       34,481,000      21,992,000      30,528,000
Selling, general and                                8,936,000      13,720,000       12,453,000      14,139,000      13,372,000
 administrative expenses
Depreciation and amortization                       1,356,000       5,934,000        6,000,000       4,735,000      10,559,000
Write down of assets                                     ----       6,882,000        4,400,000       1,134,000       3,070,000
                                                  -----------    ------------     ------------    ------------    ------------
Operating income(loss)                              2,964,000      (9,988,000)     (10,746,000)    (17,123,000)    (25,093,000)

Other income (expense)                                (93,000)     (1,089,000)      (1,889,000)       (820,000)     (2,918,000)
                                                  -----------    ------------     ------------    ------------    ------------
Income (loss) before federal                        2,871,000     (11,077,000)     (12,635,000)    (17,943,000)    (28,011,000)
 income taxes and extraordinary
 item
Provision (benefit) for federal income taxes          507,000      (2,660,000)       2,346,000            ----             ---
                                                  -----------    ------------     ------------    ------------    ------------
Net income (loss) before extraordinary item       $ 2,364,000    $ (8,417,000)    $(14,981,000)   $(17,943,000)    (28,011,000)
                                                  -----------    ------------     ------------    ------------    ------------
Extraordinary gain on forgiveness of debt         $      ----    $       ----     $       ----    $       ----    $ 10,022,000
                                                  -----------    ------------     ------------    ------------    ------------
Net Income (loss)                                 $ 2,364,000    $ (8,417,000)    $(14,981,000)   $(17,943,000)   $(17,989,000)
Net loss per share - basic and  diluted                          $      (1.40)    $      (2.46)   $      (1.64)          (1.11)
                                                                 ------------     ------------    ------------    ------------
Pro forma net income(1)                           $ 1,751,000
                                                  -----------
Pro forma net income per share                    $      0.38
                                                  -----------
Weighted average number of  shares(2)               4,618,043       6,017,332        6,096,932      10,943,630      19,936,124
                                                  -----------    ------------     ------------    ------------    ------------
Cash dividends per share(3)                       $      0.61    $       ----     $       ----    $       ----    $       ----
                                                  -----------    ------------     ------------    ------------    ------------
Balance Sheet Data:
Cash and equivalents                              $ 3,527,000    $    382,000     $    828,000    $    460,000    $    266,000
Working capital (deficiency)                        7,772,000      (3,161,000)      (4,667,000)    (13,560,000)     (7,673,000)
Total assets                                       39,316,000      34,596,000       19,162,000      27,760,000      25,714,000
Total long-term debt and capital leases, net        1,143,000          45,000             ----            ----       5,301,000
 of current portion
Total shareholders' equity (deficit)               20,706,000      12,384,000       (1,689,000)      2,958,000       3,728,000

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

OVERVIEW

     Because of the continued erosion of market share and continuing declines in cash flow, one of the Company's wholly-owned subsidiaries, EqualNet Corporation ("EqualNet"), and EqualNet Wholesale Services, Inc. ("Wholesale"), a non-operating wholly-owned subsidiary of EqualNet, filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") on September 10, 1998 (the "Petition Date") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"), Houston, Texas. On October 2, 1998, Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, EqualNet managed its assets and operated its business as a debtor-in-possession pending confirmation of its reorganization plan, which plan was confirmed on April 28, 1999. The plan of reorganization provided for the restructuring of amounts and repayment terms for secured and unsecured creditors. In conjunction with the confirmation and consummation of the reorganization plan, certain debts were reduced, resulting in an extraordinary gain of approximately $10.0 million. As voting control of the Company's common stock remained the same as a result of the confirmation of the plan of reorganization, fresh start accounting was not used in accordance with AICPA Statement of Position 90-7.

     During fiscal year ended June 30, 1999, the approximate number of billable minutes increased to 146 million from 85 million minutes for the fiscal year ended June 30, 1998. The approximate number of customers increased to 59,000 in June 1999 as compared to 30,000 in June 1998. These increases are primarily attributable to the BCI and SA Tel acquisitions during fiscal year 1999.

     During the first three quarters of fiscal 1998, EqualNet's primary costs, costs of sales, were variable and consisted of the underlying "wholesale" cost of long-distance services from its underlying providers, commissions to independent agents, and billing costs. During the fourth quarter of fiscal year 1998, EqualNet entered into an agreement with Netco to provide for operation of Netco's nine switches ("switches") and build out of network facilities in exchange for the right to carry traffic over the network. At this time, EqualNet became a switch-based carrier with new fixed costs (primarily maintenance and network management). As EqualNet did not have the customer density to support the costs associated with the network facilities, EqualNet incurred losses in fiscal years 1999 and 1998 which created even larger cash flow deficits.

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

     The Company encountered significant operational problems as a result of the attempted conversion from one billing system to another. This situation kept EqualNet from being able to calculate and pay its marketing agents the commissions due them on either a timely or regular basis. In addition, these operational problems resulted in delays in provisioning new customer orders from some of these agents, causing delays in generating revenues from these customers and, in some instances, the loss of new customer orders. These delays also adversely impacted revenues and cash flows for the Company. As a result, the Company's and EqualNet's relationships with marketing agents deteriorated. See Liquidity and Capital Resources.

     The Company's selling, general and administrative costs are primarily the costs of back office operations including billing, provisioning and customer service. The Company also has devoted significant resources to the information technology necessary to support customer service with the purchase of and successful implementation of a new and effective information system.

REORGANIZATION OF EQUALNET CORPORATION

     As mentioned previously, on September 10, 1998, EqualNet and Wholesale filed for protection under Chapter 11 of the United States Bankruptcy Code. In the initial bankruptcy filing, EqualNet reported total assets of $20.7 million and total liabilities of $57.6 million. As of that date, the largest individual creditor of EqualNet was the Company, which was owed approximately $33.0 million, representing approximately 57.2% of EqualNet's total recorded liabilities. On October 2, 1998 Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation.

     Although EqualNet's filing was a voluntary petition, it was in default on its debt and was in arrears on most of its vendor payables. Other than the Company, the largest creditor of EqualNet was AT&T, which was owed approximately $9.0 million. EqualNet rejected its contract with AT&T in the bankruptcy proceeding and entered into an agreement as to the amount of AT&T's claim for pre-petition liabilities as being $5.8 million as well as the amount of its administrative claim as being $0.3 million. Although it did not own them, EqualNet was the entity operating the network of nine switches, and it had incurred a substantial amount of additional indebtedness to vendors associated with those operations.

     EqualNet has reorganized its business under bankruptcy protection, and its plan of reorganization was confirmed on April 28, 1999. The plan of reorganization provided for the restructuring of amounts owed and repayment terms for secured and unsecured creditors. In conjunction with the confirmation and consummation of the reorganization plan, certain debts were reduced resulting in an extraordinary gain of approximately $10.0 million. The liabilities compromised by the confirmed plan were recorded at the present values of the amounts to be paid.

CONSOLIDATED RESULTS OF OPERATIONS

     For the year ended June 30, 1999, consolidated revenues increased approximately $7.6 million, or 30.3% when compared to 1998. This increase is primarily attributable to the company's acquisition of the SA Telecom customer base in July of 1998 and the acquisition of the BCI customer base in January of 1999. The SA Telecom and BCI customer base acquisitions contributed $10.9 million and $7.2 million, respectively, of revenues in fiscal year 1999. The consolidated net loss for the year ended June 30, 1999 increased by $0.1 million, or 0.2%. Included in the 1999 results was an extraordinary gain of approximately $10.0 million due to the reduction of certain debts in connection with the confirmation and consummation of EqualNet's reorganization plan. Excluding this extraordinary gain, the consolidated net loss for the fiscal year ended June 30, 1999 increased approximately $10.1 million, or 56.1%, primarily a result of the writedowns of customer acquisition costs ($1.8 million) trade accounts receivable ($7.1 million), as well as an increase in accounting, legal, and other professional fees associated with EqualNet's bankruptcy proceedings of $0.5 million.

     For the year ended June 30, 1998, consolidated revenues decreased approximately $21.7 million, or 46.6%, when compared to 1997. This decrease was primarily attributable to a decrease in the number of customer accounts and a corresponding decrease in billable minutes. This decrease in the number of customers was directly attributable to the Company's problems associated with the conversion of a new customer care and billing system, as well as the marketing efforts of the Company's competitors.

     Cost of sales for the year ended June 30, 1999 increased approximately
$8.5 million, or 38.8% when compared to 1998. This increase was primarily due to the increase in sales volumes associated with the acquisitions of the SA Tel and BCI customer bases in fiscal year 1999, as well as an increase to bad debt expense. Bad debt expense increased $4.8 million, or 286.1%, when compared to fiscal year 1998 due to problems primarily associated with the Company's previous billing software system: customers routinely received many of their invoices several months late and were subsequently unwilling to pay amounts due.

     Cost of sales for the year ended June 30, 1998 decreased $12.5 million, or 36.2%, when compared to 1997. This decrease was primarily due to a decrease in the Company's total sales as a result of the customer attrition mentioned above. 1998 amounts also included $3.4 million of costs associated in connection with the implementation of the Company's switches, which were not incurred in fiscal year 1997.

     Selling, general, and administrative expenses for the year ended June 30, 1999 decreased $0.8 million, or 5.4%, when compared to 1998. This decrease was primarily attributable to decreases directly attributable to decreases in the Company's infrastructure during the year when compared to 1998: until the fourth quarter of fiscal year 1998, the Company's infrastructure was better-suited for a much larger company. This decrease was offset by increases in accounting, legal, and other professional fees associated with EqualNet's bankruptcy proceedings of $0.5 million.

     Selling, general, and administrative expenses for the year ended June 30, 1998, increased approximately $1.7 million, or 13.5% when compared to 1997. This increase was primarily attributable to the Company's infrastructure being in excess of what was required to maintain the Company's level of operations.

     Depreciation and amortization increased approximately $5.8 million, or 122.9% for the year ended June 30, 1999 when compared to 1998. This increase is primarily attributable to the amortization of the customer acquisition costs of the 1999 acquisitions of the SA Tel and BCI customer bases ($4.5 million), and a full year of depreciation associated with the Company's switches ($2.8 million) which were acquired in the fourth quarter of fiscal year 1998.

     Depreciation and amortization for the year ended June 30, 1998 decreased $1.3 million, or 21.0%, as compared to 1997. This decrease was primarily attributable to the decreased carrying value of purchased customer accounts; in fiscal year 1997, the Company recorded an approximate $4.4 million non-cash charge to earnings to reduce the carrying value of purchased accounts to an estimate of future discounted cash flows of the purchased accounts.

     Other expenses increased $2.1 million, or 255.8% for the fiscal year ended June 30, 1999 when compared to 1998, primarily as a result of increased interest expense of $1.7 million. Other expenses decreased by $1.1 million, or 56.5%, in fiscal year 1998 as compared to 1997 primarily due to payments of penalties, settlement costs, and legal fees which were accrued in fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements, in addition to normal operating expenses, are debt service, potential acquisitions, and sustaining capital expenditures. To date, the external funds necessary to fund the Company's cash requirements have been provided primarily from asset-based financing and third-party sources of capital. The Company has a working capital credit facility with RFC Capital

Corporation ("RFC") whereby RFC purchases the Company's receivables and unbilled call detail records and periodically remits back to the Company excess collections over amounts funded less financing fees. The maximum allowable amount of funding under the RFC credit facility is $10.0 million.

     The Company's receivable purchase agreement at June 30, 1999 provides for a funding base dependent upon the amount and aging of accounts receivable and unbilled call detail records; RFC can cease funding of new receivables without prior written notice at its option. Should RFC cease to provide financing in accordance with its option, the Company would be forced to seek immediate replacement of the facility to provide interim working capital; current sources of funds from operations and working capital would be insufficient to provide funds adequate to continue funding operations.

     The Company expects to fund capital expenditures through additional borrowings and equity transactions. Interest payments are expected to be paid from cash flows from operating activities; debt principal payments will be met through cash flows from operating activities and/or additional borrowings as they become due or by the issuance of additional equity instruments.

Cash Used in Operating Activities

     Net cash provided by operating activities was $3.9 million for 1999. This amount was $1.0 million less than the $4.9 million used in operating activities in 1998. This decrease in cash flow used in operating activities was primarily the result of a increased net loss for the year and higher non-cash depreciation and amortization charges, as well as an increased non-cash charge for writeoffs of long term assets. The increased overall change in cash used in operating activities was partially offset by lower cash inflows relative to net changes in operating assets and liabilities. This decrease was primarily due to the non-cash writeoff of customer accounts determined to be uncollectible during the year in the amount of $7.1 million, as well as the relief of certain obligations in connection with EqualNet's bankruptcy proceedings.

Cash Used in Investing Activities

     Net cash used in investing activities was $1.2 million in 1999, compared to $10.1 million in 1998. The decrease in funds utilized in investing activities was primarily attributable to the purchase of the Company's Switches in 1998, offset by the consideration paid in connection with the SA Telecom acquisition in 1999.

Cash Provided by Financing Activites

     Net cash provided by financing activities was $4.9 million in 1999, compared to $14.6 million provided by financing activities in 1998. This decrease is primarily due to 1998 non-recurring items such as the $9.4 million issuance of the Company's common stock and warrants.

Debt Facilities

     In connection with the SA Telecom acquisition, the Company assumed a note payable of approximately $4.0 million. In August 1998, this note was paid off through the proceeds of various new third-party loans and the proceeds of a new note agreement in the amount of approximately $560,000. This new note agreement bears interest at a rate of prime plus 2.5% and is secured by the assets of USC

Telecom. The principal balance of this new note was due on February 22, 1999. The Company is currently in default of this note and the corresponding debt is classified as debt in default as of June 30, 1999.

     In September 1998, the Company executed a loan agreement in favor of the Willis Group of approximately $0.2 million for certain advances made on behalf of the Company. This note is secured by the assets of the Company and each of its subsidiaries, bears interest at a rate of 11% per annum, and is due December 31, 1999.

     On July 31, 1998, the Company issued two 6% Senior Secured Convertible Notes due in 2001 (the "2001 notes") in the amount of $1.5 million each to the Willis Group and an accredited investor. The 2001 Notes were convertible into a variable number of shares of the Company's common stock and were issued with an original issue discount of approximately $0.1 million for each note. The 2001 Notes accrued interest at an annual rate of 6% and interest payments were due quarterly. The Company's obligations under the 2001 notes were secured by certain collateral of the Company. In connection with the issuance of the 2001 Notes, the Company issued to each of the Willis Group and the accredited investor warrants to purchase approximately 333,000 shares of the Company's common stock at a purchase price of $0.90 per share; these warrants expire in September 2003. Any holder of a 2001 note had the right to convert, in whole or in part, into shares of the Company's common stock. The holders of the 2001 Notes agreed to convert these notes for Series F Preferred Stock.

Working Capital and Long Cash Cycle.

     Customer billings for long distance services are generated from detailed call records which are generally available from the carriers on a weekly basis following the previous week's customer usage, and from the switches on a daily basis following the day of customer usage. Customer invoices usually are generated on a monthly basis for the direct-billed customers and weekly for the LEC billed customers and are due upon receipt by the customer. However, the Company historically collects a large portion of receivables after the scheduled due date, resulting in an average cash cycle of in excess of 90 days. Since the Company's underlying carriers typically have required payment within 35 days following the month of usage, delays in receipt of customer payments have resulted in significant working capital needs.

Management's Plans to Return to Profitability

     The Company's management is continuing actions to strengthen the financial position of the Company. New products are being developed to significantly enhance sales and revenue, including (i) bundled minute long distance products resembling cellular offerings, (ii) wholesale international rates for retail customers (iii) prepaid debit-card, (iv) advertiser-sponsored long distance and
(v) the pursuit of acquisitions expected to be accretive to earnings. The Company is also considering entering the wholesale international long distance market, offering local service as a competitive local exchange carrier, and offering internet access. Additionally, the Company is evaluating several proposals for the resumption of an agent program in order to increase its customer base, as well as negotiating with several third parties for possible acquisitions to form strategic alliances in order to maximize the utilization of the Switches.

     The Company believes the new product offerings noted above are particularly significant to increasing the Company's revenues and returning to profitability. Furthermore, management believes the Company must increase its innovation and not depend on competitive pricing alone in order to become more competitive in the marketplace. Most of the new product offerings noted above are pricing packages only and will not require a significant amount of capital. Any new product offerings requiring technology advancements will most likely come from strategic alliances or potential mergers. Financing for potential strategic alliances or mergers is expected to come from the issuance of the Company's common stock.

     In order to provide financing to support operations during the next twelve months, the Company must also continue to increase revenue generated from its existing resources. Specific actions to maximize revenue generated by the switch network include (i) placing dedicated customers on the network via connectivity to a local switch, (ii) port leasing of switch assets and (iii) international product offerings accessed through the switches. In addition, the Company is continuing to reduce its primary carrier costs for its existing customer base. The Company continues to make improvements in its billing and MIS systems to more accurately bill customers, maximize customer revenue and ensure proper audit of vendor invoices related to the cost of service. The Company has also recently implemented a cost reduction program, and continues to refine these efforts, related to general, administrative, and overhead expenditures. In addition to utilizing the Switches to provide transmission of its customer traffic, the Company is focusing on offering bundled services to its customers, mainly long-distance service, internet access, and local service.

     Management believes the plans discussed above are critical to returning the Company to profitability. Additionally, the Company intends to seek possible strategic alliances and business combinations in order to more rapidly implement its plans for increasing the service offerings or for reducing costs of the Company. Management is attempting to balance the cash flows from operations to meet current needs, and is continuously seeking additionally capital resources to fund the expansion of service offerings of the Company. Should capital resource requirements to achieve the management's plan to return to profitability significantly exceed management's ability to meet those needs, the Company's ability to return to profitability could be significantly delayed or impaired.

SEASONALITY

     The Company's long distance revenue is subject to seasonal variations. Because much of the Company's revenue is generated by non-residential customers, the Company traditionally experiences decreases in long-distance usage and revenue in those periods with holidays. In past years the Company's long-distance traffic, which is primarily non-residential, has declined slightly during the quarter ending December 31 due to the November and December holiday periods.

YEAR 2000

The Company recognizes the challenges associated with year 2000 issues ("Y2K") and has undertaken a comprehensive review and testing of its computer systems to identify Y2K-related issues associated with any items of software or hardware used in its business operations. Most of the software systems used by the Company are licensed from third-parties and are Y2K compliant or will be upgraded to Y2K compliant releases before the end of calendar year 1999. This issue has been addressed by the Company in multiple phases, including assessment, remediation, testing, and implementation, and progress is being monitored by the Company's senior management. All material systems, including non-information technology systems which may house non-compliant, embedded technology are being or have been evaluated.

In addition to addressing the Company's own systems, as described above, the Company must assess the state of readiness of the systems of other entities with which it does business. Failure by these third-parties to adequately resolve their Y2K issues could have a material adverse effect on the Company's operations.

The Company believes its success on being Y2K compliant will not be conclusively known until the year 2000 is actually reached. Although failure by one or more of the Company's own systems could result in lost revenues and/or additional expenses required to carry out manual processing of transactions, the Company cannot predict the effect external forces could have on its business. Failures by banking institutions, governmental entities, and others could have far-reaching effects on the entire economy and the Company.

The Company's operations (including information technology and non-information technology systems) are in varying states of readiness for compliance with Y2K issues. The initial assessment, remediation, and testing phases have been completed for substantially all of the Company's operations, and in most cases, implementation activities have also been completed. The Company expects to complete all phases of its Y2K program prior to December 31, 1999.

The Company believes it is not possible to determine with certainty all Y2K problems affecting the Company have been identified or corrected. The number of devices which could be affected and the interactions among theses devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Y2K problem will occur or the severity, duration, or financial consequences of such failures. The Company has contingency plans to define and address the worst-case scenario likely to be faced by the Company.

Expenses incurred by the Company related to assessing, remediating, and testing its information technology systems, which were not material, have been expensed as incurred and funded from operations. The Company does not anticipate the cost to become fully Y2K compliant will be material.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This filing includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement which does not relate strictly to historical or current facts. They may use such words as "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss future expectations or contain projections. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

     .  Customer attrition rates in excess of those anticipated;

     .  Increased price competition for long distance services;

     .  Changes in governmental policy, regulation, and enforcement;

     . The company's ability to integrate any acquired operations into its existing operations;

     . The Company's ability to successfully identify and close strategic acquisitions and make cost-saving changes in operations;

     .  The condition of the capital and equity markets in the United States;
        and

     .  Maintaining the Company's NASDAQ listing.

The Company disclaims any obligations to update the above list or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure related to changes in interest rates on its borrowing and receivable sales facilities. These instruments carry interest at a pre-agreed upon percentage point spread over the prime interest rate or U.S. Treasury Rate Index. At June 30, 1999 and 1998, the Company had $8.7 million and $5.8 million, respectively outstanding under its debt facilities with variable interest rates. Based on these balances, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $87,000 and $58,000, or $0 and $0 per diluted share, respectively, on an annual basis. The Company has two loans totaling approximately $0.3 million with fixed interest rates of 11%. The interest rate risk on these loans is not material to the Company or its operations. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding lower overall cost as compared with fixed-rate borrowings.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this Item are presented on pages _____ through _____ of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and titles of the Company's directors and executive officers as of October 13, 1999.

                                                                                                    Year Term As
                                                                                                    Director Will
                Name                        Age                     Position(s)                         Expire
_______________________________           _______      __________________________________           ______________
Mark A. Willis                              31         Chairman of the Board , Director                   2000
Mitchell H. Bodian                          48         President, Chief Executive Officer,                1999
                                                       Director

William D. Rhodes, Jr.                      51         Chief Operating Officer
Michael P. Gallagher                        32         Chief Financial Officer
John Isaac "Ike" Epley                      32         Director                                      1999
Ronald J. Salazar                           50         Director                                      1998

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

     William D. Rhodes, Jr. has served as Chief Operating Officer since February 1999. Mr. Rhodes has over 13 years executive telecommunications management experience including roles in domestic and international marketing, sales and operations addressing global private networks, interexchange carrier ("IXC") and competitive local exchange carrier ("CLEC") businesses. Mr. Rhodes has an MSEE and BSEE from the University of Missouri at Columbia and has been involved in state-of-the-art electronics, navigation, and communication projects throughout his career.

     Michael P. Gallagher has been an officer of the Company since September 1999. Prior to joining the Company, Mr. Gallagher spent the past eight years with PricewaterhouseCoopers, an international accounting and business advisory firm. A CPA, Mr. Gallagher received his MBA from Texas A&M University and his BBA in Accounting from the University of Texas at Tyler.

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

     Ronald J. Salazar, Ph.D. has served as a director of the Company since March 1998. Dr. Salazar received his Ph.D. in business administration from the University of Texas in 1990 in the area of Strategic Management and Competitive Strategy. Since 1995, Dr. Salazar has been a partner in the management consulting firm of Palladian Analysis & Consulting, L. L. C. in Houston, Texas. Prior to that Dr. Salazar was an assistant professor at the University of Houston and Idaho State University since 1988 teaching management courses. Dr. Salazar is married to Mr. Willis' aunt.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of reports on Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and written representations from certain reporting persons that no report on Form 5 was required, the Company believes during the fiscal year ended June 30, 1999, all officers, directors and greater than 10% shareholders complied with all filing requirements applicable to them.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires Equalnet's officers, directors and persons who own more than 10% of a registered class of Equalnet's equity securities to file Form 3, Form 4 and Form 5 reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by the regulation to furnish Equalnet with copies of all Section 16(a) reports they file.

     Based solely on a review of reports on Forms 3 and 4 and amendments thereto furnished to Equalnet during its most recent fiscal year and written representations from certain reporting persons that no report on Form 5 was required, Equalnet believes that during the fiscal year ended June 30, 1999, all officers, directors and greater than 10% shareholders complied with all filing requirements applicable to them, except that Dean H. Fisher and James T. Harris failed to file timely Form 5s. Messrs. Fisher and Harris completed and filed delinquent Form 5s on October 13, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     COMPENSATION INTERLOCKS AND INSIDER PARTICIPATION

     Dr. Salazar and Mr. Epley, Directors for the Company, served on the Compensation Committee.

     SUMMARY COMPENSATION TABLE

     The following table summarizes compensation information concerning the Chief Executive Officer and each of the Company's most highly compensated executive officers as to whom the total annual salary and bonus for the fiscal year ended June 30, 1999 exceeded $100,000 (the "Named Executive Officers").

                                                 Annual Compensation
               Name and                   Fiscal        Salary          Bonus        Common Stock             All Other
          Principal Position               Year                                   Underlying Options       Compensation(1)
Mitchell H. Bodian                            1999       $204,818           -             -                     $  338
Hal Turner                                    1998       $ 14,423           -             -                     $3,076
former Chief Executive Officer                1997       $100,961
                                                                -

Dean H. Fisher                                1998        129,800           -             -                      6,059
General Counsel                               1997        129,000           -        35,000                      3,451
                                              1996        128,000           -             -                      6,097


----------------------

(1) Represents contributions in 1999 by the Company under the Company's 401(k) Plan for Mr. Fisher of $5,037 and health insurance premiums paid in 1999 by the Company for Messrs. Bodian and Fisher of $338 and $2,445, respectively. Represents contributions in 1998 by the Company under the Company's 401(k) Plan for Mr. Fisher of $3,894, and health insurance premiums paid in 1998 by the Company for Messrs. Turner, and Fisher of $3,076, and $2,165, respectively. Represents contributions in 1997 by the Company under the Company's 401(k) Plan for Mr. Fisher of $1,676, and health insurance premiums paid in 1997 by the Company for Mr. Fisher of $1,775.

OPTION GRANTS IN FISCAL 1999

Equalnet did not grant options to any of the Named Executive Officers during fiscal 1999. The following table sets forth information regarding the value of unexercised warrants and options held by the Named Executive Officers. None of the Named Executive Officers exercised any warrants or options in fiscal year 1998.

                                    NUMBER OF SHARES OF
                                  COMMON STOCK UNDERLYING                                VALUE OF UNEXERCISED
                                  UNEXERCISED WARRANTS AND                             IN THE MONEY WARRANTS AND
                                  OPTIONS AT JUNE 30, 1998                            OPTIONS AT JUNE 30, 1998 (1)
                            ------------------------------------                  ---------------------------------
NAME                        EXERCISABLE            UNEXERCISABLE                  EXERCISABLE          UNEXERCISABLE
                            -----------            -------------                  -----------          -------------
Dean H. Fisher                 35,000                    ---                           ---                    ---
                                                                                                              ---
                                                                                                              ---

(1) The value of each unexercised in-the-money warrant or option is equal to the difference between the closing price of the common stock on the NASDAQ National Market on June 30, 1999 of $.6875 per share and the exercise price of the warrant or option.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of the Record Date (unless indicated otherwise), with respect to the beneficial ownership of the common stock and the series A, series B, series C, series D, series E and series F preferred stock of Equalnet by (1) persons known to Equalnet to be the beneficial owners of more than 5% of any class of capital stock of Equalnet, (2) each director, director nominee and Named Executive Officer of Equalnet and (3) all directors and executive officers of Equalnet as a group.


                                                          Series A       Series B       Series C      Series D     Series E
                                      Common Stock        Preferred      Preferred      Preferred     Preferred    Preferred
                                ----------------------- -------------  -------------  ------------- ------------- -------------
Directors, Executive Officers    Number of      % of    No. of   % of  No. of  % of   No. of  % of  No. of  % of  No. of  % of
and 5.0% Shareholders             Shares       Class    Shares  Class  Shares  Class  Shares  Class Shares  Class Shares  Class
-----------------------------    ---------     -----    ------  -----  ------  -----  ------  ----- ------  ----- ------- -----
Michael T. Willis             30,707,575(1)     60.2%      -       -      -       -       -      -      -      -      -      -
 5005 Woodway,
 Suite 350
 Houston, Texas 77056

James T. Harris               30,507,575(1)(4)  60.4%      -       -      -       -       -      -      -      -      -      -
 5005 Woodway,
 Suite 350
 Houston, Texas 77056

Willis Group, LLC             30,207,575(1)     59.8%      -       -      -       -       -      -      -      -      -      -
 5005 Woodway,
 Suite 350
 Houston, Texas 77056

Mark A. Willis                30,270,736(1)(14) 59.9%      -       -      -       -       -      -      -      -      -      -
 5005 Woodway,
 Suite 350
 Houston, Texas 77056

James R. Crane                 4,070,000(2)     14.3%      -       -      -       -       -      -      -      -      -      -
 15350 Vickery Drive
 Houston, Texas 77032

MCM Partners                  13,113,930(3)     31.7%    2,057    100%    -       -       -      -      -      -    833,333  100%
 10500 NE 8th,
 Suite 1920
 Bellevue, Washington 98004

Genesee Fund Limited           9,801,773(5)     25.8%      -       -      -       -       -      -      -      -      -      -
 Portfolio B
 10500 NE 8th,
 Suite 1920
 Bellevue, Washington 98004

Advantage Fund Limited        11,855,336(6)     29.5%      -       -      -       -      -       -   1,982    50%     -      -
 10500 NE 8th,
 Suite 1920
 Bellevue, Washington 98004

SA Telecommunications, Inc     2,157,990(7)      7.1%      -       -      -       -     215,799 100%    -      -      -      -
 1600 Promenade
 Center, 15th Floor
 Richardson, Texas 75080

The Furst Group, Inc           1,822,500(8)      6.1%      -       -    3,000    100%     -      -      -      -      -      -
 459 Oakshade Road
 Shamong, New Jersey  08088

James D. Kaylor                1,822,500(8)      6.1%      -       -      -       -       -      -      -      -      -      -
 916 P Street,
 Suite 200
 Lincoln, Nebraska 68508

John S. Streep                 1,822,500(8)      6.1%      -       -      -       -       -      -      -      -      -      -
 15841 Kilmarnock Drive
 Ft. Myers, Florida 33912

Mitchell H. Bodian                49,221(1)        *       -       -      -       -       -      -      -      -      -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

Robert H. Turner                    -              -       -       -      -       -       -      -      -      -      -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

R. Chadwick Paul, Jr.               -              -       -       -      -       -       -      -      -      -      -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

Zane Russell                   1,152,556(4)(9)   4.1%      -       -      -       -       -      -      -      -      -      -
 20607 Shadow Mill Court
 Houston, Texas 77450

Dean H. Fisher                   267,601(1)        -       -       -      -       -       -      -      -      -      -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079


                                  Series E
                                  Preferred
                                -------------
Directors, Executive Officers   No. of   % of
and 5.0% Shareholders           Shares   Class
-----------------------------   -------  -----
Michael T. Willis               1,586(13) 50%
 5005 Woodway,
 Suite 350
 Houston, Texas 77056

James T. Harris                 1,586(13) 50%
 5005 Woodway,
 Suite 350
 Houston, Texas 77056

Willis Group, LLC               1,586(13) 50%
 5005 Woodway,
 Suite 350
 Houston, Texas 77056

Mark A. Willis                  1,586(13) 50%
 5005 Woodway,
 Suite 350
 Houston, Texas 77056

James R. Crane                      -      -
 15350 Vickery Drive
 Houston, Texas 77032

MCM Partners                        -      -
 10500 NE 8th,
 Suite 1920
 Bellevue, Washington 98004

Genesee Fund Limited            1,586     50%
 Portfolio B
 10500 NE 8th,
 Suite 1920
 Bellevue, Washington 98004

Advantage Fund Limited              -      -
 10500 NE 8th,
 Suite 1920
 Bellevue, Washington 98004

SA Telecommunications, Inc          -      -
 1600 Promenade
 Center, 15th Floor
 Richardson, Texas 75080

The Furst Group, Inc                -      -
 459 Oakshade Road
 Shamong, New Jersey  08088

James D. Kaylor                     -      -
 916 P Street,
 Suite 200
 Lincoln, Nebraska 68508

John S. Streep                      -      -
 15841 Kilmarnock Drive
 Ft. Myers, Florida 33912

Mitchell H. Bodian                  -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

Robert H. Turner                    -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

R. Chadwick Paul, Jr.               -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

Zane Russell                        -      -
 20607 Shadow Mill Court
 Houston, Texas 77450

Dean H. Fisher                      -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

                                                          Series A       Series B       Series C      Series D     Series E
                                      Common Stock        Preferred      Preferred      Preferred     Preferred    Preferred
                                ----------------------- -------------  -------------  ------------- ------------- -------------
Directors, Executive Officers    Number of      % of    No. of   % of  No. of  % of   No. of  % of  No. of  % of  No. of  % of
and 5.0% Shareholders             Shares       Class    Shares  Class  Shares  Class  Shares  Class Shares  Class Shares  Class
-----------------------------    ---------     -----    ------  -----  ------  -----  ------  ----- ------  ----- ------- -----
Michael L. Hlinak                190,000(9)       *        -       -      -       -       -      -      -      -      -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

John Isaac "Ike" Epley            40,153(14)      *        -       -      -       -       -      -      -      -      -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

Ronald J. Salazar, Ph.D.         156,725(14)      *        -       -      -       -       -      -      -      -      -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

William D. Rhodes, Jr.               -            *        -       -      -       -       -      -      -      -      -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

Michael P. Gallagher                 -            *        -       -      -       -       -      -      -      -      -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

Current directors and         30,516,835(12)    60.4%      -       -      -       -       -      -   1,982(13) 50%    -      -
 executive officers as a
 group (6 persons)

                                  Series F
                                  Preferred
                                 -------------
Directors, Executive Officers    No. of  % of
and 5.0% Shareholders            Shares  Class
-----------------------------    ------- -----
Michael L. Hlinak                    -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

John Isaac "Ike" Epley               -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

Ronald J. Salazar, Ph.D.             -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

William D. Rhodes, Jr.               -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

Michael P. Gallagher                 -      -
 1250 Wood Branch Park Dr.
 Houston, Texas 77079

Current directors and            1,586(13) 50%
 executive officers as a
 group (6 persons)

---------------------
*   Less than 1%.

1. Includes warrants exercisable for an aggregate of 933,116 shares of common stock, 1,982 shares of series D preferred stock convertible in the aggregate into approximately 11,832,836 shares of common stock and series F preferred stock convertible in the aggregate into approximately 9,468,657 shares of common stock. Michael T. Willis holds directly a warrant for the purchase of 500,000 shares of common stock and James T. Harris holds 300,000 shares of common stock directly as the result of a transfer from Willis Group. None of such shares issuable pursuant to the terms of the warrants were outstanding as of September 24, 1999. Information relating to ownership by Willis Group and Messrs. Michael T. Willis, Mark A. Willis and James T. Harris is based on Amendment No. 5 to Schedule 13D filed with the SEC on March 12, 1999. Michael T. Willis and Mark A. Willis each own 48.5% of the membership interest in Willis Group and Mr. Harris owns the remaining 3% membership interest. Michael T. Willis is the Secretary of Willis Group, Mark A. Willis is the President of Willis Group and Mr. Harris is the Treasurer of Willis Group. According to the report, Willis Group has sole voting and dispositive power with respect to all shares other than shares or warrants held directly and Messrs. Michael T. Willis, Mark A. Willis and Harris have shared voting and dispositive power with respect to all shares other than shares or warrants held directly.

2. Includes a warrant exercisable for an aggregate of 170,000 shares of common stock, none of which had been issued as of June 8, 1999. Information relating to ownership by James R. Crane is based on reports on Schedule 13D filed with the SEC on May 6, 1998.

3. Consists of 2,057 shares of series A preferred stock currently convertible in the aggregate into approximately 12,280,597 shares of common stock and 833,333 shares of series E convertible preferred stock currently exchangeable in the aggregate into 833,333 shares of common stock.

4. Excludes 5,000 shares of common stock issuable upon exercise of stock options awarded under the Director Plan that are not exercisable within 60 days.

5. Includes a warrant exercisable for an aggregate of 333,116 shares of common stock and series F preferred stock convertible into an aggregate of approximately 9,468,657 shares of common stock.

6. Includes 1,982 shares of series D preferred stock convertible in the aggregate into approximately 11,832,836 shares of common stock.

7. Includes 215,799 shares of series C preferred stock convertible in the aggregate into 2,157,990 shares of common stock.

8. Includes 3,000 shares of series B preferred stock convertible in the aggregate into 1,500,000 shares of common stock. Information relating to ownership by Furst Group, James D. Kaylor and John S. Streep is based on management's information regarding the transactions. Messrs. Kaylor and Streep each own 45% of the common stock of Furst Group. Mr. Kaylor is the Chairman of the Board of Furst Group and Mr. Streep is the Chief Executive Officer of Furst Group.

9. Includes a warrant exercisable for an aggregate of 90,000 shares of common stock.

10. Includes options exercisable for an aggregate of 35,000 shares of common stock. Excludes 40,000 shares of common stock held by trusts for the benefit of Mr. Fisher's children. Mr. Fisher has disclaimed any beneficial ownership of these shares.

11. Includes beneficial ownership of warrants exercisable for an aggregate of 66,667 shares of common stock.

12. See Note 1 above and Notes 13 and 14 below.

13. All 1,982 shares of series D preferred stock and all 1,586 shares of series F preferred stock are beneficially owned by Mark A. Willis, Michael T. Willis and James T. Harris, and are held directly by Willis Group.

14. Includes options issued on March 7, 1999 under the Director Plan exercisable for 1,667 shares of common stock to each of Messrs. Willis, Bodian and Epley and Dr. Salazar.

     Except as otherwise noted, each shareholder has sole voting and dispositive power with respect to the shares of common stock held by it to be voted at the Meeting. Except under limited circumstances, the holders of the series A preferred stock, series C preferred stock, series D preferred stock, series E preferred stock and series F preferred stock are not entitled to vote. For purposes of calculating the beneficial ownership of each stockholder, it was assumed (in accordance with the SEC's definition of "beneficial ownership") that such stockholder had exercised all options or warrants, or converted any convertible securities, by which such stockholder had the right, within 60 days following the Record Date, to acquire shares of common stock. It was further assumed that in each case, the exercise or conversion was based on a conversion or exercise price of $0.1675 per share.

     Under the terms of the warrants held by Willis Group and Genesee, and the series A, series D and series F preferred stock, those securities are convertible or exercisable by any holder only to the extent that the number of shares of common stock issuable upon the conversion of those securities, together with the number of shares of common stock owned by the holder and its affiliates (but not including shares of common stock underlying unconverted and unexercised portions of those securities or securities containing similar provisions) would not exceed 4.9% of the then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. Thus, the number of shares of common stock set forth in the table for each of Willis Group, Genesee, MCM Partners and Advantage Fund Limited exceeds the number of shares of common stock that Willis Group, Genesee, MCM Partners and Advantage could own beneficially at any given time through their ownership of the Notes, the warrants and the series A, series D and series F preferred stock. However, this limitation does not prevent any of Willis Group, Genesee, MCM Partners or Advantage from converting and selling some of its holdings and then converting more of its holdings. By doing this, any of Willis Group, Genesee, MCM Partners or Advantage could sell more than 4.9% of the outstanding common stock of Equalnet while never holding more than 4.9% at any one time.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


     Section 16(a) of the Securities Exchange Act of 1934 requires Equalnet's officers, directors and persons who own more than 10% of a registered class of Equalnet's equity securities to file Form 3, Form 4 and Form 5 reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by the regulation to furnish Equalnet with copies of all Section 16(a) reports they file.

     Based solely on a review of reports on Forms 3 and 4 and amendments thereto furnished to Equalnet during its most recent fiscal year and written representations from certain reporting persons that no report on Form 5 was required, Equalnet believes that during the fiscal year ended June 30, 1999, all officers, directors and greater than 10% shareholders complied with all filing requirements applicable to them, except that Dean H. Fisher and James T. Harris failed to file timely Form 5s. Messrs. Fisher and Harris completed and filed delinquent Form 5s on October 13, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On February 11, 1997, Equalnet issued to The Furst Group, Inc., a New Jersey corporation ("Furst Group") and an accredited investor, a $3,000,000 note bearing interest at the rate of 10% per year and maturing December 31, 1998 (the "Furst Note") and a warrant for the purchase of up to 1,500,000 shares of common stock at an exercise price of $2.00 per share (the "Furst Warrant"), together with certain rights in the event of a change of control. On March 9, 1998, Equalnet and Furst entered into an Exchange Agreement (the "Exchange Agreement") pursuant to which Furst exchanged the Furst Note, the Furst Warrant and the aforementioned rights for 3,000 shares of series B preferred stock and 322,000 shares of common stock (representing the accrued and unpaid interest on the Furst Note). The Exchange Agreement enabled Equalnet to reduce its debt and increase its tangible net worth while allowing Furst to maintain a liquidation preference over the common stock with respect to its initial $3,000,000 investment.

     The series B preferred stock consists of 3,000, shares all of which were issued in connection with the Exchange Agreement. Each share of series B preferred stock has a stated value of $1,000 and is entitled to receive dividends only if, as and when the Board of Directors declares dividends on the common stock. Each share of series B preferred stock is convertible initially into 500 shares of common stock (for an aggregate of 1,500,000 shares), subject to adjustment pursuant to certain anti-dilution provisions. Each share of series B preferred stock automatically converts into common stock, based upon the conversion rate then in effect, on December 31, 1999.

     If Equalnet were to be liquidated, the holders of the series B preferred stock would be entitled to receive out of the assets of Equalnet $1,000 per share before any distributions would be made to holders of common stock. Each share of series B preferred stock generally entitles the holder thereof to one vote on matters submitted to the holders of common stock for approval, with the holders of common stock and series B preferred stock voting as a single class. Holders of series B preferred stock will be entitled to vote as a class on transactions involving an amendment or waiver of the rights of holders of series B preferred or in the creation of a series of shares with liquidation rights equal to or greater than the series B preferred stock.

     On March 6, 1998, the shareholders of Equalnet approved certain transactions detailed below:

     On March 6, 1998, as a result of various transactions, Willis Group and its affiliates gained control of the Board of Directors of Equalnet, having nominated for shareholder approval four of the seven members of the Board. Willis Group beneficially owns more than five percent of Equalnet's voting securities. Mark A. Willis, the Chairman of the Board of Directors of Equalnet, owns a 48.5% membership interest in Willis Group.

     On October 1, 1997, Equalnet issued to Willis Group a $1,000,000 Convertible Secured Note, bearing interest at the rate of 12% per year and maturing April 1, 1998 (the "October Note"), and a warrant for the purchase of up to 200,000 shares of common stock at an exercise price of $1.00 per share, subject to adjustment (the "October Warrant"). The October Warrant is exercisable for five years. As of the date of issuance of the October Note Equalnet recorded an interest charge of $150,000 to record the impact of the debt being convertible at a discount to market. On March 5, 1998, the October Note and accrued interest were exchanged for 1,050,000 shares of common stock.

     Under the terms of several related agreements (the "Agreements") among Equalnet, Willis Group and MCM Partners entered into on December 2, 1997, Equalnet acquired nine telecommunications switches (the "Switches") from Willis Group for aggregate consideration consisting of $5,850,000 in cash, 1,400,000 shares of common stock, and warrants to purchase an additional 400,000 shares of common stock. Equalnet secured financing of $6,050,000 for the cash portion of the consideration through an unaffiliated third party lender, which loan is secured by the Switches, bears interest at an annual rate of 6.42% above an index rate based on U.S. Treasury Notes (the loan interest rate currently is 12.1%) and is payable in 36 consecutive monthly payments. In addition, Equalnet granted 500,000 warrants to Michael T. Willis, a member of Willis Group and father of director Mark A. Willis, for guaranteeing a portion of this financing.

     Under the terms of the Agreements, Equalnet acquired Netco Acquisition Corp. ("Netco"), a Delaware corporation, from Willis Group. Netco held certain intangible rights and assets previously acquired by Willis Group and formerly held by Total National Telecommunications. These assets consisted of intangible rights to use certain software and codes necessary to operate the Switches. Equalnet acquired Netco for aggregate consideration consisting of approximately 3,581,633 shares of common stock, 2,000 shares of series A preferred stock and the issuance of approximately 4,000,000 shares of common stock for $1.00 per share in cash. MCM Partners, the holder of all 2,030 currently issued and outstanding shares of series A preferred stock, beneficially owns more than five percent of Equalnet's voting securities. Mitchell H. Bodian, President, Co-Chief Executive Officer, principal financial officer and a director of Equalnet, has been a consultant, on a fee basis, for MCM Partners and its affiliates for several years.

     On October 1, 1997, Bodian Associates ("Bodian"), an entity controlled by Mitchell H. Bodian, President and Chief Executive Officer and a director of Equalnet, entered into an investment advisory services agreement with Genesee. Under the terms of the agreement, Bodian is to provide, among other things, the following services to Genesee, Advantage Fund and their affiliates:

 . assisting and advising Genesee in connection with pursuing and implementing alternatives to maximize the value of the Genesee entities' investments in Total World Telecommunications, Inc. ("TWTI"), a party to the transactions approved at the March 5, 1998 annual meeting of the shareholders of Equalnet, and Total National Telecom, Inc. ("TNT") (including analyzing, from a financial perspective, alternatives available to the Genesee entities throughout the bankruptcy proceedings of TNT, and in negotiating the letter of intent with Willis Group and Equalnet for the creation of Netco Acquisition LLC, an entity that acquired and transferred certain network assets to Equalnet as described in the February 15, 1998 proxy statement related to, and as approved at, the March 5, 1998 annual meeting of the shareholders of Equalnet);

 . assisting and advising the Genesee entities in connection with their investment in Netco Acquisition LLC and with regard to their investment in Equalnet or other alternatives with regard to the Genesee investment in Netco Acquisition LLC;

 . assisting Netco Acquisition LLC in maximizing the cash consideration to be realized from the liquidation of the assets of Netco Acquisition LLC; and

 . providing such opinions regarding the value, from a financial point of view, of the investments of the Genesee entities in TNT and TWTI as may be reasonably be requested by Genesee.


As compensation for these services, Bodian received or will receive:

 . a non-refundable cash retainer of $100,000;

 . a non-recourse loan to acquire, at the face amount of the investment by the Genesee entities, an interest equal to 10% of the interest of the Genesee entities in Equalnet, or, in the event the Equalnet investment by Genesee did not "materialize", a similar sort of compensation arrangement to be negotiated between Genesee and Bodian with regard to an alternate transaction;

 . $10,000 per month on October 1, November 1, and December 1, 1997 for assistance through December 31, 1997 in regard to the causes of action related to the Genesee entities' investments in TNT and TWTI or such other services related to TNT, TWTI or Netco Acquisition LLC as Genesee reasonably requested;

 . a time based fee if Bodian's assistance is requested by Genesee after December 31, 1997;

 . certain additional compensation from Netco Acquisition LLC; and

 . reimbursement, upon Bodian's request, for any of Bodian's out-of-pocket expenses incurred in connection with any of the services.


Further, the Genesee entities agreed to use their best efforts to cause Equalnet to retain the services of Bodian at market rates to be negotiated between Bodian and Equalnet in connection with any extraordinary corporate transactions contemplated by Equalnet and in connection with Equalnet's corporate development activities generally.

     Under the terms of the original Statement of Resolution with respect to the series A preferred stock, the series A preferred stock had very limited voting rights, had a stated value of $1,000 per share and were entitled to receive dividends at the rate of $80.00 per share per year, payable quarterly. Holders of series A preferred stock had the right to convert their shares into common stock at the rate of 1,000 shares of common stock per share of series A preferred stock (or the stated value divided by $1.00), or an aggregate of 2,000,000 shares of common stock, subject to adjustment pursuant to certain anti-dilution provisions. The series A preferred stock had a $1,000 per share liquidation preference over Equalnet's common stock. Dividends when not paid were cumulative and bore interest at a rate of 12.0% per year. Cumulative dividends in arrears at June 30, 1998 were approximately $52,000, or $25.78 per series A preferred stock share. Equalnet may not declare or pay dividends on the common stock unless all accrued dividends on the series A preferred stock have been paid. Under the original terms of the series A preferred stock, Equalnet could redeem the outstanding shares of series A preferred stock at a price of $1,000 per share (plus any accrued and unpaid dividends and any interest thereon) if the market price of the common stock exceeded $5.00 per share.

     The terms of the series A preferred stock have been amended. See "Proposal 4: To Ratify the Amendment of the Statement of Resolution of the Board of Directors With Respect to the Series A Preferred and To Approve the Issuance of Common Stock Upon the Conversion of the Series A Preferred Pursuant to the Terms of the Amended Series A Statement of Resolution."

     During the quarter ended March 31, 1998, Equalnet obtained a cash flow bridge loan of $400,000 from Netco Acquisition, LLC, an entity owned 50% by Willis Group. This note was payable on March 31, 1998 and had an interest rate of 10%. This note is secured by the accounts attributable to web page customers. This note was renewed and extended by the execution of a Renewal and Extension Promissory Note in the principal amount of $426,849.32 on December 31, 1998. The principal sum thereof, and interest at 10% thereon, must be paid on or before July 31, 1999.

     Willis Group received a finder's fee of $54,000 related to certain financing transactions that closed during fiscal year 1998. Willis Group entered into an agreement with Equalnet in April 1998 related to merger and acquisition consulting services. The agreement requires Equalnet to pay Willis Group $20,000 per month beginning in May 1998, and a success fee based on a percentage of the purchase price of acquisitions closed by Equalnet.

     On September 2, 1998, Equalnet executed a loan agreement in favor of Willis Group in the amount of $241,106. The loan documents certain advances Willis Group has made on Equalnet's behalf. This loan is secured by the assets of Equalnet and its subsidiaries. The related note bore interest at a rate of 11% per year and matured on January 31, 1999. This note was renewed and extended by the execution of a Renewal and Extension Subordinated Promissory Note on January 31, 1999. The principal sum thereof, and interest at 11% thereon, must be paid on or before July 31, 1999.

     Equalnet pays Willis Group $12,500 per month for consulting services performed by Mark Willis, Chairman of the Board of Equalnet, pursuant to an Independent Contractor/Consulting Agreement entered into between Equalnet and Willis Group on October 30, 1998.

     The Plan of Reorganization empowers the trustee of the Unsecured Creditors' Trust to select a director nominee to the board of directors. The trustee, in the exercise of this authority, has selected Mr. Paul as such nominee. The Plan provides generally for the establishment of the Unsecured Creditors' Trust and payment to the trust by the plan proponents of $1.35 million plus 3,000,000 shares of common stock of Equalnet for the benefit of the unsecured creditors of EqualNet Corporation. In addition, payments are to be made of administrative claims of approximately $1.5 million.

     John Isaac "Ike" Epley, a member of Equalnet's Board of Directors, has been performing consulting services for Equalnet from June 1998 through March 1999. Mr. Epley has consulted on such matters as mergers, acquisitions, strategy and corporate development for Equalnet. He has been paid $85,400 to date under this arrangement, based upon annual compensation of $175,000. Mr. Epley will continue to serve as a consultant to Equalnet on a month-to-month basis in the future.

     In February 1999, Equalnet entered into an Employment Agreement with William D. Rhodes, Jr., Equalnet's Chief Operating Officer, pursuant to which Equalnet is required to grant to Mr. Rhodes, under Equalnet's Employee Stock Option and Restricted Stock Plan, options to purchase an aggregate of 500,000 shares of common stock at an exercise price of $1.00 per share. One-third of the options vest on February 8, 2000, one-third vest on February 8, 2001 and one-third vest on February 8, 2002.

     In July 1999, Equalnet entered into an Employment Agreement with Michael P. Gallagher, Equalnet's Chief Financial Officer, pursuant to which Equalnet is required to grant to Mr. Gallagher, under Equalnet's Employee Stock Option and Restricted Stock Plan, options to purchase an aggregate of 300,000 shares of common stock at an exercise price of $0.56 per share for a term of five years. One-third of the options vest on July 26, 2000, one-third vest on July 26, 2001 and one-third vest on July 25, 2002. Any unvested options vest immediately upon a change of control of Equalnet or a termination of Mr. Gallagher's employment by Equalnet without cause.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS INCLUDED IN THIS REPORT:

1. FINANCIAL STATEMENTS.............................  PAGE

Report of Independent Auditors......................   54
Consolidated Balance Sheets as of June 30, 1999 and
 1998...............................................   55
Consolidated Statements of Operations for the years
 ended  June 30, 1999, 1998 and 1997................   57
Consolidated Statements of Shareholders' Equity
 (Deficit)  for the years ended June 30, 1999,
 1998 and 1997......................................   58
Consolidated Statements of Cash Flows for the years
 ended June 30, 1999, 1998 and 1997.................   60
Notes to Consolidated Financial Statements..........   61

2.  FINANCIAL STATEMENT SCHEDULES

Schedule II

(B)   REPORTS ON FORM 8-K:

Current report on Form 8-K, regarding the acquisition of the BCI customer base, dated February 2, 1999 was disclosed under Item 5.

Current Report on Form 8-K, regarding the filing for protection under Chapter 11 of the Bankruptcy Code for EqualNet Corporation and Wholesale Services, Inc., dated September 21, 1998, was disclosed under Item 3.

(C)  EXHIBITS:

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

10.9 Stock Purchase Agreement, dated December 2, 1997, by and among the Company and the Willis Group, as amended by the First Amendment dated December
      19, 1997, (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended 12/31/97).

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

10.21 *Common Stock Purchase Warrant, dated September 4, 1998 between the Company and Genesee Fund Limited-Portfolio B.

10.22 *Common Stock Purchase Warrant, dated September 4, 1998 between the Company and the Willis Group, LLC.

10.23 *Note Purchase and Exchange Agreement, effective as of July 31, 1998, between the Company and Advantage Fund Limited.

10.24 *Note Purchase and Exchange Agreement, effective as of July 31, 1998, between the Company and the Willis Group, LLC.

10.25 *Form of 6% Senior Secured Convertible Note due 2001 (attached as Annex I to Note Purchase and Exchange Agreements in Exhibits 10.23 and 10.24 above).

10.26 *Form of Series D Preferred documents of Board of Directors Establishing and Designating Series D Convertible Preferred Stock and Fixing the Rights and Preferences of such Series (attached as Annex II to Note Purchase and Exchange Agreements in Exhibits 10.23 and 10.24 above).

10.27 *Form of Common Stock Purchase Warrant (attached as Annex III to Note Purchase and Exchange Agreements in Exhibits 10.23 and 10.24 above).

10.28 *Form of Registration Rights Agreement (attached as Annex V to Note Purchase and Exchange Agreements in Exhibits 10.23 and 10.24 above).

10.29 *Form of Notice of Conversion of Series D Preferred Stock of Equalnet Communications Corp. (attached as Annex VII to Note Purchase and Exchange Agreements in Exhibits 10.23 and 10.24 above).

10.30 *Form of Opinion of Counsel to be Delivered on Closing Date (attached as Annex VIII to Note Purchase and Exchange Agreements in Exhibits 10.23 and 10.24 above).

10.31 *Form of Opinion of the Company's General Counsel (attached as Annex IX to Note Purchase and Exchange Agreements in Exhibits 10.23 and 10.24 above).

10.32 *Form of Opinion in Connection with Security Agreement (attached as Annex X to Note Purchase and Exchange Agreements in Exhibits 10.23 and 10.24 above).

10.33 *Note Purchase Agreement, effective as of July 31, 1998 between the Company and Genesee Fund Limited-Portfolio B.

10.34 *Form of 6% Senior Secured Convertible Note due 2001 (attached as Annex I to Note Purchase Agreements in Exhibits 10.33 above).

10.35 *Form of Common Stock Purchase Warrant (attached as Annex II to Note Purchase Agreements in Exhibits 10.33 above).

10.36 *Form of Registration Rights Agreement (attached as Annex IV to Note Purchase Agreements in Exhibits 10.33 above).

10.37 *Form of Opinion of Counsel to be Delivered on Closing Date (attached as Annex VI to Note Purchase Agreements in Exhibits 10.33 above).

10.38 *Form of Opinion of the Company's General Counsel (attached as Annex VII to Note Purchase Agreements in Exhibits 10.33 above).

10.39 *Form of Opinion in Connection with Security Agreement (attached as Annex X to Note Purchase Agreement in Exhibit 10.33 above).

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

10.57 *Stock Purchase Warrant dated July 23, 1998 from the Company to RFC Capital Corporation.

10.58 *Stock Purchase Warrant dated August 19, 1998 from the Company to Lance Hack.

10.59 *Stock Purchase Warrant dated September 10, 1998 from the Company to RFC Capital Corporation.

10.60 *Registration Rights Agreement dated November 12, 1996 between the Company and Creative Communications International, Inc.

10.61 Statement of Resolution of Board of Directors Establishing and Designating Series F Convertible Preferred Stock and Fixing the Rights and Preferences of such Series adopted by Board of Directors on May 24, 1999.

10.62 Statement of Resolution of Board of Directors Establishing and Designating Series A Convertible Preferred Stock and Fixing the Rights and Preferences of such Series adopted by Board of Directors on June 15, 1999.

10.63 Statement of Resolution of Board of Directors Establishing and Designating Series D Convertible Preferred Stock and Fixing the Rights and Preferences of such Series adopted by Board of Directors on June 15, 1999.

23.1  *Consent of Independent Auditors.

23.2  Consent of Independent Auditors (filed herewith).

27.1  Financial Data Schedule (filed herewith).

* -Incorporated by reference to the respective exhibit of the same number to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on October 13, 1998.

INDEX TO FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                            ----
Report of Independent Auditors...........................................................     40
Consolidated Balance Sheets as of June 30, 1999 and 1998.................................     41
Consolidated Statements of Operations for the years ended
June 30, 1999, 1998 and 1997.............................................................     42
Consolidated Statements of Shareholders' Equity (Deficit) for the
years ended June 30, 1999, 1998 and 1997.................................................     43
Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997...     45
Notes to Consolidated Financial Statements...............................................     46

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Equalnet Communications Corp.

We have audited the accompanying consolidated balance sheets of Equalnet Communications Corp., and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equalnet Communications Corp. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming Equalnet Communications Corp. and subsidiaries will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses, has a working capital deficiency, and debt in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                                           ERNST & YOUNG LLP

Houston, Texas
October 13, 1999

                         EQUALNET COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended June 30,
                                                 ------------------------------------------------
                                                       1999             1998             1997
                                                 -------------     ------------      ------------
Sales                                             $ 32,436,000     $ 24,877,000      $ 46,588,000
Cost of Sales                                       30,528,000       21,992,000        34,481,000
                                                 -------------     ------------      ------------
Gross profit                                         1,908,000        2,885,000        12,107,000
                                                 -------------     ------------      ------------

Selling, general, and administrative expenses       13,372,000       14,139,000        12,453,000
Depreciation and amortization                       10,559,000        4,735,000         6,000,000
Write down of long-lived assets                      3,070,000        1,134,000         4,400,000
                                                 -------------     ------------      ------------
Operating loss                                     (25,093,000)     (17,123,000)      (10,746,000)
                                                 -------------     ------------      ------------

Other income (expense):
Interest, net                                       (2,827,000)      (1,109,000)       (1,019,000)
Other                                                  (91,000)         289,000          (870,000)
                                                 -------------     ------------      ------------
                                                    (2,918,000)        (820,000)       (1,889,000)
                                                 -------------     ------------      ------------

Loss before income taxes and extraordinary item    (28,011,000)     (17,943,000)      (12,635,000)

Provision for income taxes                                   -                -        (2,346,000)
                                                 -------------     ------------      ------------

Loss before extraordinary item                     (28,011,000)     (17,943,000)      (14,981,000)

Extraordinary gain on forgiveness of debt           10,022,000                -                 -
                                                 -------------     ------------      ------------
Net loss                                          $(17,989,000)    $(17,943,000)     $(14,981,000)
                                                  ============     ============      ============
Preferred stock dividends and deemed
  distributions                                   $  4,177,000     $     52,000      $          -

Net loss applicable to common shareholders         (22,166,000)     (17,995,000)      (14,981,000)
                                                  ============     ============      ============
Net loss per share - basic and diluted                   (1.11)           (1.64)            (2.46)
                                                  ============     ============      ============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.
                          CONSOLIDATED BALANCE SHEETS


                                                                            June 30,
                                                                ----------------------------
                                                                      1999           1998
                                                                ----------------------------
                 ASSETS
Current assets:
 Cash and cash equivalents                                      $   266,000      $   460,000
 Accounts receivable, net                                         7,873,000        5,839,000
 Other receivables                                                  472,000        1,596,000
 Advance on acquisition purchase price                                   -         3,014,000
 Prepaid expenses and other                                         401,000          110,000
                                                                -----------      -----------
  Total current assets                                            9,012,000       11,019,000
                                                                -----------      -----------
Property and equipment                                           20,801,000       20,212,000
Less accumulated depreciation and amortization                   (8,368,000)      (4,838,000)
                                                                -----------      -----------
 Net property and equipment                                      12,433,000       15,374,000
                                                                -----------      -----------
Customer acquisition costs, net                                   3,862,000          356,000
Other assets                                                        407,000        1,011,000
                                                                -----------      -----------
Total assets                                                    $25,714,000      $27,760,000
                                                                ===========      ===========

                 LIABILITIES AND EQUITY
Current liabilities:
 Accounts payable                                               $ 3,991,000      $10,480,000
 Accrued liabilities                                              5,749,000        4,427,000
 Current portion of long term debt - related party                  322,000               -
 Current portion of long term debt                                2,726,000        1,183,000
 Debt in default                                                    558,000        5,753,000
 Debt in default - related party                                         -           400,000
 Contractual obligations with regard to receivable
  sales agreement                                                 3,339,000        2,335,000
                                                                -----------      -----------
  Total current liabilities                                      16,685,000       24,578,000
                                                                -----------      -----------
Deferred liabilities                                                     -           224,000
Long term debt                                                    5,301,000               -

Commitments and contingencies                                            -                -
Preferred stock, $0.01 par value, 5,000,000 shares authorized:   16,153,000        5,000,000
 Common stock, $0.01 par value.  Authorized 50,000,000 shares;
  issued and outstanding 28,437,983 and 28,029,281 and
  21,793,517 and 21,393,070 shares as of June 30, 1999 and
  1998, respectively                                                284,000          218,000
 Treasury stock, at cost                                           (232,000)        (817,000)
 Additional paid in capital                                      46,840,000       37,064,000
 Stock warrants                                                   3,019,000        1,763,000
 Deferred compensation                                              (20,000)        (116,000)
 Accumulated deficit                                             62,316,000      (40,154,000)
                                                                -----------      -----------
 Total shareholders' equity                                       3,728,000        2,958,000
                                                                -----------      -----------
 Total liabilities and shareholders' equity                     $25,714,000      $27,760,000
                                                                ===========      ===========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                Preferred        Common          Treasury        Additional
                                                  Stock           Stock           Stock       Paid-in-Capital     Warrants
                                               -----------      --------       -----------    ---------------    ----------
Balance, July 1, 1996                          $       -        $ 60,000       $  (105,000)      $19,942,000     $      -
Common stock and warrants
 issued in acquisition                                 -           2,000               -             449,000        199,000
Stock warrants issued with debt                        -             -                 -                 -          169,000
Deferred compensation amortization                     -             -                 -                 -              -
Net loss                                               -             -                 -                 -              -
                                               -----------      --------       -----------       -----------     ----------
Balance, June 30, 1997                         $       -        $ 62,000       $  (105,000)      $20,391,000     $  368,000

Forfeiture of shares of stock
 granted to key employees                              -             -             (12,000)          (48,000)           -
Common stock shares reacquired                         -             -            (700,000)              -              -
Proceeds from issuance of
 common stock and warrants                             -          87,000               -           9,044,000        270,000
Issuance of warrants with debt                         -             -                 -                 -           43,000
Conversion of convertible debt                   3,000,000        14,000               -           1,528,000            -
Interest charge on convertible debt                    -             -                 -             150,000            -
Preferred stock dividends                              -             -                 -                 -              -
Exchange of warrants for common stock                  -             -                 -                 -         (169,000)
Issuance of stock and warrants
 for equipment                                   2,000,000        50,000               -           4,954,000        950,000
Warrants issued under severance agreement              -             -                 -                 -          301,000
Issuance of stock for note receivable                  -           5,000               -           1,045,000            -
Deferred compensation amortization                     -             -                 -                 -              -
Net loss                                               -             -                 -                 -              -
                                               -----------      --------       -----------       -----------     ----------
Balance, June 30, 1998                         $ 5,000,000      $218,000       $  (817,000)      $37,064,000     $1,763,000

Forfeiture of shares of stock
 granted to employees                                  -             -             (11,000)          (49,000)           -
Exercise of common stock options                       -           1,000               -              56,000            -
Issuance of preferred stock                      8,797,000           -                 -                 -              -
Exchange of convertible debt for
 preferred stock                                 1,889,000                      (1,689,000)
Issuance of treasury stock to bankruptcy trust         -             -           2,285,000           529,000            -
Proceeds from issuance of
 common stock and warrants                             -          44,000               -           2,500,000        155,000
Issuance of warrants with debt                         -             -                 -                 -          479,000
Issuance of stock for director's fees                  -           1,000               -              67,000            -
Preferred stock dividends and beneficial
 conversion                                        467,000           -                 -           3,582,000            -
Beneficial conversion on convertible debt              -             -                 -             450,000            -
Issuance of stock and warrants for acquisition         -          11,000               -           1,716,000         74,000
Issuance of stock and warrants for
 settlement of claim                                   -           4,000               -             237,000        435,000
Issuance of stock and warrants
 for services                                          -           4,000               -             212,000        113,000
Relief of debt by significant shareholder              -             -                 -             427,000            -
Stock issued under severance agreement                 -           1,000               -              49,000            -
Deferred compensation amortization                     -             -                 -                 -              -
Net loss                                               -             -                 -                 -              -
                                               -----------      --------       -----------       -----------     ----------
Balance, June 30, 1999                         $16,153,000      $284,000       $  (232,000)      $46,840,000     $3,019,000
                                               ===========      ========       ===========       ===========     ==========


                                                               Accumulated
                                                  Deferred      Earnings
                                                Compensation    (Deficit)          Total
                                              ---------------  -----------     ------------
Balance, July 1, 1996                            $(336,000)   $ (7,178,000)   $ 12,383,000
Common stock and warrants
 issued in acquisition                                 -               -           650,000
Stock warrants issued with debt                        -               -           169,000
Deferred compensation amortization                  90,000             -            90,000
Net loss                                               -       (14,981,000)    (14,981,000)
                                                 ---------    ------------    ------------
Balance, June 30, 1997                           $(246,000)   $(22,159,000)   $ (1,689,000)

Forfeiture of shares of stock
 granted to key employees                           60,000             -               -
Common stock shares reacquired                         -               -          (700,000)
Proceeds from issuance of                                                              -
 common stock and warrants                             -               -         9,401,000
Issuance of warrants with debt                         -               -            43,000
Conversion of convertible debt                         -               -         4,542,000
Interest charge on convertible debt                    -               -           150,000
Preferred stock dividends                              -           (52,000)        (52,000)
Exchange of warrants for common stock                  -               -          (169,000)
Issuance of stock and warrants
 for equipment                                         -               -         7,954,000
Warrants issued under severance agreement              -               -           301,000
Issuance of stock for note receivable                  -               -         1,050,000
Deferred compensation amortization                  70,000             -            70,000
Net loss                                               -       (17,943,000)    (17,943,000)
                                                 ---------    ------------    ------------
Balance, June 30, 1998                           $(116,000)   $(40,154,000)   $  2,958,000

Forfeiture of shares of stock
 granted to employees                               60,000             -               -
Exercise of common stock options                       -               -            57,000
Issuance of preferred stock                            -               -         8,997,000
Exchange of convertible debt for
 preferred stock                                                                   200,000
Issuance of treasury stock to bankruptcy trust         -               -         2,814,000
Proceeds from issuance of
 common stock and warrants                             -               -         2,699,000
Issuance of warrants with debt                         -               -           479,000
Preferred stock dividends and beneficial conversion    -        (4,173,000)       (124,000)
Issuance of stock for directors fees                   -               -            68,000
Issuance of stock and warrants for settlement
 of claim                                              -               -           676,000
Relief of debt by significant shareholder              -               -           427,000
Beneficial conversion on convertible debt              -               -           450,000
Issuance of stock and warrants for acquisition         -               -         1,801,000
Issuance of stock and warrants
 for services                                          -               -           329,000
Stock issued under severance agreement                 -               -            50,000
Deferred compensation amortization                  36,000             -            36,000
Net loss                                               -       (17,989,000)    (17,989,000)
                                                 ---------    ------------    ------------
Balance, June 30, 1999                           $ (20,000)   $ 62,316,000    $  3,728,000
                                                 =========    ============    ============

                  The accompanying notes are an integral part
                 of these consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended June 30,
                                                         ---------------------------------------------------
                                                               1999             1998             1997
                                                         ---------------------------------------------------
Operating activities:
 Loss from continuing operations                          $(17,989,000)    $(17,943,000)      $(14,981,000)
 Adjustments to reconcile net loss to cash provided
  by (used in) operating activities:
   Extraordinary gain on forgiveness of debt               (10,022,000)             -                  -
   Depreciation and amortization                            10,559,000        4,735,000          6,000,000
   Provision for bad debts                                   6,414,000        1,661,000          1,727,000
   Deferred income taxes                                           -                -            2,228,000
   Interest charge on convertible debt issued at discount      665,000          150,000                -
   Warrants issued under severance agreements                      -            302,000                -
   Write down of long-lived assets                           3,070,000        1,135,000          4,400,000
   Credit from carrier                                             -                -           (1,200,000)
   Working capital changes, net of non-cash transactions           -                -                  -
    Accounts receivable                                     (4,242,000)       1,549,000          3,597,000
    Stock and warrants issued for services                     195,000              -                  -
    Stock issued for settlement of claim                       676,000              -                  -
    Compensation expense recognized for
     common stock issuance                                      35,000              -                  -
    Other receivables                                           (7,000)         922,000         (1,766,000)
    Prepaid expenses and other                                  97,000         (252,000)         1,468,000
    Other assets                                               649,000         (655,000)          (479,000)
    Accounts payable and accrued liabilities                 6,009,000        3,457,000          2,856,000
    Other, net                                                     -             70,000            123,000
                                                          ------------     ------------       ------------
 Net cash provided by (used in) operating activities        (3,891,000)      (4,869,000)         3,973,000
                                                          ------------     ------------       ------------
Investing activities:
 Purchase of property and equipment                           (703,000)      (6,835,000)          (272,000)
 Cash paid for acquisitions of business and assets            (555,000)      (3,295,000)           (76,000)
 Other, net                                                     75,000              -                4,000
                                                          ------------     ------------       ------------
Net cash used in investing activities                       (1,183,000)     (10,130,000)          (344,000)
                                                          ------------     ------------       ------------
Financing activities:
 Proceeds from long-term debt                                2,822,000        7,800,000          3,000,000
 Payments on long-term debt                                 (5,204,000)        (297,000)               -
 Repayments on revolving line of credit                            -         (4,555,000)        (6,099,000)
 Net proceeds on contractual obligations with regard to            -                -                  -
  receivables sales agreement                                1,004,000        2,335,000                -
 Proceeds from issuance of preferred stock                     500,000              -                  -
 Proceeds from convertible debt                              2,800,000              -                  -
 Proceeds from exchange of common stock for preferred stock    200,000              -                  -
 Proceeds from issuance of common stock and warrants         2,758,000        9,400,000                -
 Other, net                                                        -            (52,000)           (84,000)
                                                          ------------     ------------       ------------
Net cash provided by (used in) financing activities          4,880,000       14,631,000         (3,183,000)
                                                          ------------     ------------       ------------
Net increase (decrease) in cash and cash equivalents          (194,000)        (368,000)           446,000
Cash and cash equivalents, beginning of year                   460,000          828,000            382,000
                                                          ------------     ------------       ------------
Cash and cash equivalents, end of year                    $    266,000     $    460,000       $    828,000
                                                          ============     ============       ============
Cash paid during the year for interest                    $  2,395,000     $    843,000       $    947,000
                                                          ============     ============       ============

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Equalnet Communications Corp., formerly Equalnet Holding Corp., (the "Company") is a national long-distance telephone company. The Company is comprised of three wholly-owned operating subsidiaries, EqualNet Corporation ("EqualNet"), a long-distance telephone company providing services to generally small commercial and residential accounts nationwide; USC Telecom, Inc. (""USC Telecom"), a long-distance company formed in the first quarter of fiscal year 1999; and, Netco Acquisition Corp. ("Netco"), the owner of nine telecommunications switches located in major cities in the United States. The following significant accounting policies are followed by the Company and its subsidiaries in the preparation of its consolidated financial statements.

Principles of Consolidation and Use of Estimates

The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company's policy is to invest cash in highly liquid investments with original maturities of three months or less. Accordingly, uninvested cash balances are kept at minimum levels. Such investments are valued at cost, which approximates market, and are classified as cash equivalents. The Company did not hold any derivative financial instruments for the three years ended June 30, 1999.

Property and Equipment

Property and equipment are carried at original cost. Certain leases have been capitalized and the leased assets have been included in property and equipment. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed as incurred. The cost of property and equipment sold or retired and the related depreciation and amortization are removed from the accounts in the period of sale or disposition. Depreciation of property and equipment is provided on the straight-line basis at rates based upon the expected useful lives of the various classes of assets, which range from four to ten years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

Revenue Recognition

The Company recognizes revenue in the month customers complete telephone calls. Allowances are provided for estimated uncollectible usage. Collectibility is reviewed regularly, and the allowance is adjusted as necessary. The balance of this provision at June 30, 1999 and 1998 was $0.4 million and $1.0 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and other payables approximate fair value due to the short-term nature of those instruments. With the exception of certain related-party debt, the carrying value of the Company's long-term debt and contractual obligations regarding its receivables sales agreement approximate fair value because the rate on such debt is variable, based on the current market.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company continuously evaluates the credit worthiness of its customers' financial condition and generally does not require collateral. The company's allowance for doubtful accounts is based on current market conditions and management's expectations. Non-cash write-offs of accounts receivable, net of recoveries, were $7.1 million, $2.0 million, and $5.6 million in 1999, 1998, and 1997, respectively.

Long-Lived Assets

Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the carrying value of long-lived assets such as customer acquisition costs and property and equipment is evaluated using undiscounted future cash flows when events or circumstances indicate the carrying amount of an asset may not be recoverable. To the extent impairment is indicated to exist, an impairment loss will be recognized under SFAS 121 based on fair value.

The Company had non-cash write-downs of assets during the years ended June 30, 1999, 1998, and 1997 in the amounts of approximately $3.1 million, $1.1 million, and $4.4 million, respectively. Included in the non-cash write-downs for 1999 and 1997 were approximately $1.8 million and $4.1 million, respectively, to reduce the carrying value of customer acquisition costs; these write-downs were primarily necessitated by greater than expected customer attrition. Write-downs in 1998 included approximately $0.9 million related to a previous software billing management program and approximately $0.2 million associated with unrealizable goodwill.

Income Taxes

Income taxes are based on income reported for tax return purposes along with a provision for deferred income taxes. Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities at each year end. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

Customer Acquisition Costs

Customer acquisition costs represent the direct costs of an acquired billing base of customer accounts and orders bought on an individual basis from certain agents or telemarketers. These costs are amortized by applying the Company's attrition rate associated with the acquired customers each month against the unamortized balance of the previous month (declining balance method) over the expected life of the customer base of five years or less, switching to the straight-line method when the straight-line method results in greater amortization. The attrition rate used to amortize customer attrition costs was 9.0% for fiscal years 1998 and 1997, and was 6.0% and 8.0% for two customer bases acquired in fiscal year 1999. The attrition rate used by the Company in amortizing customer acquisition costs is an estimate of the attrition rate of the acquired customer bases, and actual attrition may differ from the estimates used. Accumulated amortization at June 30, 1999 and 1998 was approximately $19.7 million and $13.1 million, respectively. The Company evaluates the attrition rate of the acquired customer base each quarter and adjusts the attrition rate as necessary. The Company periodically evaluates the unamortized balance of customer acquisition costs to determine whether there has been any impairment under SFAS 121.

Treasury Stock

The Company records its treasury stock at cost.

Change in Presentation

Certain prior-year financial statement items have been reclassified to conform with the 1999 presentation.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130") which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is generally defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires all items required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. The Company adopted SFAS 130 in 1998; as of June 30, 1999 there were no components of comprehensive income for disclosure for any of the periods presented.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") which establishes standards for the way public companies report information about operating segments. SFAS 131 defines operating segments as components of a company about which separate financial information is available which is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company adopted SFAS 131 in 1998. The Company's sole operating segment is long distance sales and, as a result, there are no separate required disclosures for any of the periods presented.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which requires companies to recognize all derivative instruments as either assets or liabilities in the assessment of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative financial instruments.

NOTE 2 - BANKRUPTCY FILINGS

EqualNet Corporation ("EqualNet"), one of the Company's operating subsidiaries, and EqualNet Wholesale Services, Inc. ("Wholesale"), a wholly-owned non-operating subsidiary of EqualNet filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") on September 10, 1998 (the "Petition Date") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"), Houston, Texas. On October 2, 1998, Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, EqualNet managed its assets and operated its business as a debtor-in-possession pending confirmation of its reorganization plan, which plan was confirmed on April 28, 1999. The plan of reorganization provided for the restructuring of amounts and repayment terms for secured and unsecured creditors. In conjunction with the confirmation and consummation of the reorganization plan, certain debts were reduced resulting in an extraordinary gain of approximately $10.0 million ($0.50 per share - basic and diluted). As voting control of the Company's common stock remained the same as a result of the confirmation of the plan of reorganization, fresh start accounting was not used in accordance with AICPA Statement of Position 90-7.

NOTE 3 - LIQUIDITY AND WORKING CAPITAL DEFICIT

For the years ended June 30, 1999, 1998, and 1997, the Company reported pre-tax net operating losses of $28.0 million, $17.9 million, and $12.6 million, respectively, has a working capital deficiency and debt in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Increases in pre-tax net operating losses were attributable to several internal and external factors. Continued provisioning challenges through the second quarter of fiscal year 1999 led to delayed billing and increased customer attrition. In addition, the Company attempted to convert to a new customer management, billing, and rating system in late fiscal year 1998 which proved to be unsuccessful. Simultaneous with the Company's attempted conversion and implementation to this customer management, billing, and rating system the Company acquired a significant customer base; conversion problems adversely affected the Company's cash collections and, to a greater extent, led to increased customer attrition.

The Company's primary source of capital is provided by receivable sales agreements with a third-party. Funding under these agreements are based on specific accounts receivable eligibility requirements with the primary factor being the collections history per account.

The Company's management is continuing actions to strengthen the financial position of the Company. New products are being developed to significantly enhance sales and revenue, including (i) bundled minute long distance products resembling cellular offerings, (ii) wholesale international rates for retail customers (iii) pre-paid debit-cards, (iv) advertiser-sponsored long distance and (v) the pursuit of acquisitions expected to be accretive to earnings. The Company is also considering entering the wholesale international long distance market, offering local service as a competitive local exchange carrier, offering internet access, and entering the wireless and paging markets. Additionally, the Company is evaluating several proposals for the resumption of an agent program in order to increase its customer base, as well as negotiating with several third parties for possible acquisitions to form strategic alliances in order to maximize the utilization of the Switches.

The Company believes the new product offerings noted above are particularly significant to increasing the Company's revenues and returning to profitability. Furthermore, management believes the Company must increase its innovation and not depend on competitive pricing alone in order to become more competitive in the marketplace. Most of the new product offerings noted above are pricing packages only and will not require a significant amount of capital. Any new product offerings requiring technology advancements will most likely come from strategic alliances or potential mergers. Financing for potential strategic alliances or mergers is expected to come from the issuance of the Company's common stock.

In order to provide financing to support operations during the next twelve months, the Company must also continue to increase revenue generated from its existing resources. Specific actions to maximize revenue generated by the switch network include (i) placing dedicated customers on the network via connectivity to a local switch, (ii) port leasing of switch assets and (iii) international product offerings accessed through the switches. In addition, the Company is continuing to reduce its primary carrier costs for its existing customer base. The Company continues to make improvements in its billing and MIS systems to more accurately bill customers, maximize customer revenue and ensure proper audit of vendor invoices related to the cost of service. The Company has also recently implemented a cost reduction program, and continues to refine these efforts, related to general, administrative, and overhead expenditures. In addition to utilizing the Switches to provide transmission of its customer traffic, the Company is focusing on offering bundled services to its customers, mainly long-distance service, internet access, local service, wireless and paging.

Management believes the plans discussed above are critical to returning the Company to profitability. Additionally, the Company intends to seek possible strategic alliances and business combinations in order to more rapidly implement its plans for increasing the service offerings or for reducing costs of the Company. Management is attempting to balance the cash flows from operations to meet current needs, and is continuously seeking additionally capital resources to fund the expansion of service offerings of the Company. Should capital resource requirements to achieve the management's plan to return to profitability significantly exceed management's ability to meet those needs, the Company's ability to return to profitability could be significantly delayed or impaired.

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment is as follows:

                                        1999            1998
                                        ----            ----
Telecommunications switches          $13,390,000     $13,390,000
Computer equipment                     4,955,000       4,435,000
Furniture and Fixtures                 1,209,000       1,209,000
Leasehold improvements                 1,247,000       1,178,000
                                     -----------     -----------
                                     $20,801,000     $20,212,000

Accumulated depreciation and
 amortization                         (8,368,000)     (4,838,000)
                                     -----------     -----------
                                     $12,433,000     $15,374,000
                                     ===========     ===========

During fiscal year 1999, the Company changed its strategy for realizing the value of the switches from migrating the acquired customer base from SA Telecom to the switches to a program of part partioning, dedicated service, international retail and international wholesale. The implementation of this strategy was hampered by the EqualNet's bankruptcy proceedings. Upon consummation of EqualNet's plan of reorganization, the Company has been able to achieve significant progress in implementing its strategy to realize the value of the switches. Management has supported the carrying value of the switches through a projected undiscounted cash flow analysis. However, it is reasonably possible that the undiscounted cash flows may change in the near future resulting in the need to write-down those assets to fair value.

NOTE 5 - ASSET PURCHASE AND ACQUISITIONS

Brittan Communications International Corporation

On January 27, 1999, the Company purchased approximately 80,000 residential long distance customers of Brittan Communications International Corporation ("BCI") from RFC in a foreclosure sale for approximately $1.8 million, including the assumption of a $1.7 million term loan, and the issuance of 300,000 warrants to RFC valued at $75,000. The warrants entitle the holder to purchase 300,000 shares of Common Stock at $1.33 per share during a five year period and were valued using the Black Scholes model. The term loan is reduced by 80% of the excess of the fair market value of the Company's common stock at the exercise date over the $1.33 exercise price.

The acquired customer base has been recorded in customer acquisition costs and is being amortized by applying the estimated attrition rate of the purchased customer base of 8% per month against the unamortized balance of the previous month

(declining balance method) switching to the straight line method when the straight line method results in greater amortization over an 18 month period.

SA Telecom

On January 21, 1998, the Company signed an agreement with SA Telecommunications, Inc. ("SA Telecom"), a switch based, long distance telecommunications carrier serving customers primarily in Texas and California to acquire certain assets and customer bases in exchange for a combination of shares of stock, cash and assumption of certain liabilities. The transaction was subject to certain conditions, including approval of the bankruptcy court supervising the reorganization of SA Telecom under Chapter 11 of the United States Bankruptcy Code. On March 9, 1998, the Company won approval from the bankruptcy court. The purchase of SA Telecom was approved by the Company's shareholders on June 30, 1998 for approximately $3.47 million in cash, approximately $5.4 million of Series C Preferred Stock and the assumption of approximately $4 million in debt. The Company's newly formed wholly owned subsidiary, USC Telecom, Inc. ("USC Telecom"), acquired the SA Telecom assets on July 22, 1998. To facilitate the purchase of the SA Telecom assets, the Company and SA Telecom entered into a management agreement pursuant to which the Company managed the operations of SA Telecom from April 1, 1998 until the close of the transaction whereby the Company was responsible for any losses from SA Telecom's operations on or after April 1, 1998.

The Company accounted for the SA Telecom acquisition using the purchase method of accounting. Accordingly, the results of operations of the acquired business is included in the Company's consolidated results of operations from the date of acquisition. The Company booked an asset for customer acquisition costs of approximately $8.7 million. This asset is being amortized by applying the estimated attrition rate of the acquired customer base per month against the unamortized balance of the previous month (declining balance method) switching to the straight line method when the straight line method results in greater amortization over a three-year period.

Assuming the above transaction occurred at the beginning of the year ended June 30, 1998, the summarized unaudited pro forma revenues, net loss, and allocation of net loss per common share (basic and diluted) would have been $52.1, $(16.6), and $(1.52), respectively. The pro forma operating results are not necessarily indicative of future operating results nor of results that would have occurred had the acquisitions been consummated as of fiscal year 1998.

AMCI

In January 1999, the Company acquired substantially all of the assets of Limit LLC, doing business as ACMI ("ACMI"), a network marketing company with approximately 2,500 independent agents. In connection with this transaction, the Company issued 1 million shares of its common stock and assumed a note payable of $1 million. Subsequent to year-end, the parties of this transaction agreed to modify the transaction whereby the Company would return the $1 million note payable to the Sellers and, in consideration for the issued shares of the Company's common stock, would acquire assets primarily consisting of the independent agent contracts, a debit card platform, and the associated assets. The results of operations related to the ACMI acquisition do not have a material effect on the operations of the Company and, as a result, pro forma information is not presented.

NOTE 6 - RELATED PARTY TRANSACTIONS

Willis Group Transactions

On October 1, 1997, the Company issued to the Willis Group, LLC ("Willis Group") a $1.0 million Convertible Secured Note, bearing interest at the rate of 12% per year and maturing April 1, 1998, and a warrant for the purchase of up to 0.2 million shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment and exercisable for five years. The outstanding balance of this note was convertible into a number of shares of Common Stock determined by dividing the outstanding balance by the lesser of $1.00 or 85% of the market price of the Common Stock. As of the date of issuance of the convertible debt the Company recorded an interest charge of $0.15 million to record the impact of the debt being convertible at a discount to market. On March 5, 1998, the Note and accrued interest were exchanged for 1.05 million shares of the Company's common stock.

On December 2, 1997, the Company entered into several related agreements, (as amended, the "Agreements") involving the Willis Group and other third parties. Collectively, these Agreements provided for a recapitalization of the Company and for the Company to acquire certain telecommunications network assets and switches (collectively the "Transactions"). On March 6, 1998 as a result of various transactions the Willis Group gained control of the Board of Directors of the Company, having nominated for shareholder approval four of the seven members of the Board of Directors.

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

Under the terms of the Agreements, the Company acquired Netco Acquisition Corp. ("Netco"), a Delaware corporation controlled by the Willis Group, which held certain intangible rights and assets previously acquired by the Willis Group. These assets consisted of intangible rights to use certain software and codes necessary to operate the Switches. The Company acquired Netco for $5.6 million, including 3.58 million shares of the Company's common stock and 2,000 shares of the Company's Series A Convertible Preferred Stock.

Under the terms of the Agreements, the Company also issued and sold to the Willis Group 4.0 million shares of Common Stock at a price of $1.00 per share for total aggregate consideration of $4.0 million in cash.

On March 26, 1998, the Company issued to a corporation and an individual, both accredited investors, an aggregate of 1.33 million shares of the Company's common stock and warrants to purchase an additional 0.67 million shares of the Company's common stock for an aggregate of $2.0 million in cash. The Willis Group was granted a $20,000 facilitation fee for these transactions.

On April 24, 1998, the Company entered into an agreement with an individual investor to issue 3.4 million shares of the Company's common stock and warrants for the purchase of 0.17 million shares of the Company's common stock in exchange for $3.4 million. The Willis Group was granted a $34,000 facilitation fee for this transaction.

During fiscal year 1998, the Willis Group incurred approximately $306,000 in out of pocket expenses on behalf of the Company related to services provided by consultants, travel expenses and other miscellaneous expenses. The Company executed a note payable of approximately $306,000 to the Willis Group for these expenses.

Other Related Party Transactions

In March 1999 the Company issued 136,296 shares of its Common Stock to certain Directors of the Company in satisfaction of amounts owed for unpaid Director fees. A director of the Company was also issued 30,000 shares of the Company's Common Stock for satisfaction of services rendered.

On January 21, 1999, the Company closed a transaction where a director of the Company, at the time of the closing of the transaction, was paid 105,000 shares of Common Stock as a fee for his role in completing the transaction.

Ronald J. Salazar, a director of the Company, was paid $20,000 for consulting services in fiscal year 1998. James T. Harris, a former Director of the Company, was paid approximately $87,000 for consulting services during fiscal year 1998.

Effective April 1, 1998, the Company entered into a severance agreement with Michael L. Hlinak, former Chief Financial Officer, Chief Operating Officer and Director of the Company. In connection with this severance agreement, the Company issued Mr. Hlinak 100,000 shares of the Company's common stock and paid health insurance benefits to Mr. Hlinak during the severance period. Additionally, the Company issued to Mr. Hlinak a warrant for the purchase of up to 90,000 shares of Common Stock at an exercise price of $2.00.

Effective April 1, 1998, the Company entered into a severance agreement with Zane Russell, former Chief Executive Officer and Director of the Company, which required the Company to pay Mr. Russell severance payments through January 31, 1999 at an annualized rate of $87,500 and forgive and cancel a $75,000 note payable by Mr. Russell to the Company. Additionally, the Company issued to Mr. Russell a warrant for the purchase of up to 90,000 shares of Common Stock at an exercise price of $2.00.

Michael T. Willis, a member of the Willis Group, personally guaranteed $3.0 million of the Company's $6.05 million note payable to Finova Capital Corporation. In connection with this transaction, Mr. Willis received warrants to acquire 500,000 shares of Common Stock.

     Equalnet pays Willis Group $12,500 per month for consulting services performed by Mark Willis, Chairman of the Board of Equalnet, pursuant to an Independent Contractor/Consulting Agreement entered into between Equalnet and Willis Group on October 30, 1998.

NOTE 7 - CAPITAL STOCK

Series A Preferred Stock

During fiscal year 1998 the Company issued 2,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") valued at $2,000,000 and had 2,030 and 2,000 shares of Series A Preferred with a stated value of $1,000 per share outstanding at June 30, 1999 and 1998, respectively. Series A Preferred dividends are cumulative at the rate of $60.00 per year, payable quarterly in either cash or additional shares of Series A Preferred. The Series A Preferred resolution has been amended effective October 28, 1998 to include conversion features such that the Series A Preferred is convertable at a discounted price. A deemed distribution approximating $7,838,000 was recorded during fiscal year ended June 30, 1999. Per the amended resolutions, the Holders of Series A have the right to convert their shares into the Company's common stock based upon a formula which, subject to the Company's continued listing on a national exchange, will not be less than $0.75 per share of common stock adjusted 31 days (and adjusted again every six months afterwards) after shareholder approval of the Company's proposed reverse stock split to 75% of the average closing price of the Company's common stock for the five previous trading days; the proposed reverse stock split has been submitted for shareholder approval in the Company's 1999 Annual Shareholder Meeting proxy statement. Should the Company be delisted from all national exchanges, the conversion floor is removed and the conversion formula of 85% of the Average Market Price (as defined by the Series A Preferred Stock Designation) has no lower conversion price per share limit. The Series A Preferred has a $1,000 liquidation preference plus accrued and unpaid dividends over the Company's common stock. The Company is prohibited from declaring or paying dividends on its common stock unless all accrued dividends on the Series A Preferred have been paid. The Series A preferred is redeemable at a rate of $1,000 per share at the option of the holder when certain events, which are in control of the Company, occur such as the Company's inability to convert preferred shares into common shares. Series A preferred ranks senior to the Company's other series of preferred stock in liquidation preference. Dividend payments for the Series A Preferred was waived by the holders through February 22, 1999. The Company issued 30 shares of Series A Preferred as payment of dividends during the year ended June 30, 1999.

Series B Preferred Stock

During fiscal year 1998, the Company issued 3,000 shares of Series B Convertible Preferred Stock ("Series B Preferred") valued at $3,000,000 and had 3,000 shares of Series B Preferred with a stated value of $1,000 per share outstanding at June 30, 1999 and 1998. Series B Preferred has no redemption features. Holders of Series B Preferred are entitled to share with holders of the Company's common stock in any common stock dividends declared based upon the number of shares of the Company's common stock the Series B Preferred is convertible into at the time such a dividend is declared; Series B Preferred dividends are non-cumulative. Each share of Series B Preferred is convertible into 500 shares of the Company's common stock subject to certain anti-dilution provisions, and has a $1,000 per share liquidation preference over the Series A Preferred and the Company's common stock. Each share of Series B preferred entitles the holder thereof to one vote, voting as a single class with common stock, on matters submitted to the shareholders of the Company. No dividends were paid on Series B Preferred during fiscal year 1999. Series B Preferred is junior to Series A Preferred in liquidation preference.

Series C Preferred Stock

On July 22, 1998 the Company had 211,946 shares of Series C Senior Convertible Preferred Stock ("Series C Preferred") outstanding at June 30, 1999. Each share of Series C Preferred is non-voting and is convertible, at the holder's option, into ten shares of the Company's common stock, and has a liquidation preference of $27.50 per share (plus any accrued but unpaid dividends) of Series C Preferred. Holders of Series C Preferred are entitled to receive dividends at the rate of $2.00 per year, payable quarterly in either cash or additional shares of Series C Preferred. The Company issued 196,553 shares of Series C Preferred valued at approximately $5,405,000 in July 1998 in connection with an acquisition and issued 5,358 shares of Series C Preferred valued at approximately $147,000 in January 1999 as additional purchase consideration. Additionally, the Company issued 10,035 shares of Series C Preferred in fiscal year 1999 as payment of dividends, which represents all dividends payable for the year ended June 30, 1999. Series C Preferred is redeemable after July 22, 1999, at the Company's option at a rate of approximately $28.19 per share of Series C Preferred if the Company's common stock is trading above $3.44 per share on quoted national exchanges. Series C Preferred is junior in liquidation preference to Series A Preferred and Series B Preferred.

Series D Preferred Stock

On September 4, 1998 the Company issued 3,750 shares of Series D Senior Convertible Preferred Stock ("Series D") valued at approximately $1,889,000 and had 3,906 shares of Series D Senior Convertible Preferred Stock ("Series D Preferred") outstanding at June 30, 1999. Holders of Series D Preferred are entitled to receive cumulative dividends at the rate of $60.00 per year, payable in cash or additional shares of the Series D Preferred. The holders of Series D Preferred have the right to convert Series D Preferred at a discounted price. A deemed distribution approximating $986,000 was recorded during fiscal year ended June 30, 1999. Specifically, the holders of Series D Preferred have the right to convert their shares of Series D Preferred into shares of the Company's common stock based upon a formula which, subject to the Company's continued listing on a national exchange, will not be less than $0.75 per share of the Company's common stock adjusted 31 days (and again every six months afterwards) after shareholder approval of the Company's proposed reverse stock split to 75% of the average closing price of the Company's common stock for the five previous trading days; the proposed reverse stock split has been submitted for shareholder approval in the Company's 1999 Annual Shareholder Meeting proxy statement. Should the Company be delisted from all national exchanges, the conversion floor is removed and the conversion formula of 85% of the Average Market Price (as defined by the Series D Preferred Stock Designation) has no lower conversion price per share limit. The Series D Preferred has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Company issued 156 shares of Series D preferred in fiscal year 1999 as payment of dividends. Series D Preferred is non-voting and is redeemable at a rate of $1,000 per share at the option of the holder when certain events occur such as the Company's inability to convert preferred shares into common shares. Series D Preferred is junior in liquidation preference to Series A Preferred, Series B Preferred, and Series C Preferred.

Series E Preferred Stock

On May 25, 1999 the Company issued 833,333 shares of Series E Senior Convertible Preferred Stock ("Series E Preferred") valued at $500,000 and had 833,333 shares of Series E Preferred outstanding at June 30, 1999. Holder of Series E preferred are not entitled to receive dividends. The Series E Preferred are convertible on a 1:1 ratio into shares of the Company's common stock at the Company's option, is not redeemable at the option of the holder, and is non-voting. The Company is obligated to redeem the Series E Preferred shares on a 1:1 ratio into shares of the Company's common stock on December 31, 1999. Series E Preferred is junior in liquidation preference to Series A Preferred, Series B Preferred, Series C Preferred, and Series D Preferred.

Series F Preferred Stock

On June 15, 1999, the Company issued 3,142 shares of Series F Senior Convertible Preferred Stock ("Series F Preferred") valued at approximately $2,747,000 and had 3,142 shares of Series F Preferred outstanding at June 30, 1999. Holders of Series F Preferred are entitled to receive cumulative dividends at the rate of $60.00 per year, payable in cash or additional shares of Series F Preferred based upon a formula which, subject to certain conditions, will not be less than $0.75 per share of common stock. The Series F Preferred has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. Holders of Series F Preferred are entitled to receive cumulative dividends at the rate of $60.00 per year, payable in cash or additional shares of the Series D Preferred. The holders of Series F Preferred have the right to convert Series F Preferred at a discounted price. A deemed distributions approximating $595,000 was recorded during fiscal year ended June 30, 1999 and as deemed distribution approximating $880,000 will be recorded in the first quarter of fiscal year 2000. Specifically, the holders of Series F Preferred have the right to convert their shares of Series D Preferred into shares of the Company's common stock based upon a formula which, subject to the Company's continued listing on a National Exchange, will not be less than $0.75 per share of the Company's common stock adjusted 31 days (and again every six months afterwards) after shareholder approval of the Company's proposed reverse stock split to 75% of the average closing price of the Company's common stock for the five previous trading days; the proposed reverse stock split has been submitted for shareholder approval in the Company's 1999 Annual Shareholder Meeting proxy statement. Should the Company be delisted from all national exchanges, the conversion floor is removed and the conversion formula of 85% of the Average Market Price (as defined by the Series F Preferred Stock Designation) has no lower conversion price per share limit. Series F Preferred is senior in liquidation preference to Series E Preferred.

Stock Purchase Plan

During 1995, the Company adopted the EqualNet Holding Corp. Employee Stock Purchase Plan (the Stock Purchase Plan) in which substantially all employees are eligible to participate. The Stock Purchase Plan provides eligible employees of the Company and its subsidiaries an opportunity to purchase shares of Common Stock through after-tax payroll deductions. The Company will match contributions in an amount equal to 15% of each participant's contribution. The Stock Purchase Plan is administered by an independent administrator which purchases shares of Common Stock on the open market with the amounts contributed by the participants and the matching contributions made by the Company. The Stock Purchase Plan was implemented during fiscal year 1996 and the Company contributed approximately $1,000, $20,000, and $14,000 on behalf of employees toward the purchase of Company stock during the years ended June 30, 1999, 1998, and 1997, respectively.

Stock Option and Restricted Stock Plan

During 1995, the Company adopted the EqualNet Holding Corp. Stock Option and Restricted Stock Plan (the 1995 Plan). The 1995 Plan is designed to provide certain full-time key employees, including officers and directors of the Company, with additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The 1995 Plan is administered by a committee of no less than two persons (the Committee) appointed by the Board of Directors. Committee members cannot be employees of the Company and must not have been eligible to participate under the 1995 Plan for a period of at least one year prior to being appointed to the Committee. Under the 1995 Plan, the Committee may grant restricted stock awards or options to purchase up to an aggregate of 800,000 shares of Common Stock. In June 1998, the Plan was amended to increase the aggregate number of shares for grant to 4.0 million. The exercise price of an option granted pursuant to the 1995 Plan is determined by the Committee on the date the option is granted. In the case of a grant to an employee who owns ten percent or more of the outstanding shares of Common Stock (a 10% Shareholder), the exercise price of each option under the 1995 Plan may not be less than 110% of the fair market value of the Common Stock on the date of the grant. No option may be granted under the 1995 Plan with a term of more than ten years. In the case of a 10% Shareholder, no option may be granted with a term of more than five years. Options under the 1995 Plan are considered non-incentive stock options when the aggregate fair market value of the stock with respect to which the options are exercisable for the first time by the option holder in any calendar year, under the 1995 Plan or any other incentive stock option plan of the Company, exceeds $100,000. Under the 1995 Plan, the Committee may issue shares of restricted stock to employees for no payment by the employee or for a payment below the fair market value on the date of grant. The restricted stock is subject to certain restrictions described in the 1995 Plan, with no restrictions continuing for more than five years from the date of the award. The 1995 Plan may be amended by the Board of Directors without any requirement of shareholder approval, except as required by Rule 16b-3 under the Securities Exchange Act of 1934 and the incentive option rules of the Internal Revenue Code of 1986. The Company has granted 63,638 restricted stock awards for shares of Common Stock to certain key employees, none of whom is a director or executive officer of the Company as of June 30, 1999. These employees will not be required to make any payment for these restricted stock awards, which vest over five years in 20% increments. Restrictions on transfer and forfeiture provisions upon termination of employment will apply to the restricted stock covered by the awards for a period of five years, after which time the restrictions will lapse and the stock will be owned by the employees free of further restrictions under the 1995 Plan. During each of fiscal years 1999 and 1998, 5,454 shares of the Company's common stock were received into treasury stock resulting from the forfeiture of restricted stock awards.

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

There are currently two non-employee directors eligible to participate in the Director Option Plan. As of June 30, 1999, options to purchase 20,000 shares of the Company's common stock at an exercise price of $1.875 were outstanding.

The changes in stock options outstanding for the Company's plans for 1999, 1998, and 1997 were as follows:

                                                     WEIGHTED AVERAGE
                                                      EXERCISE PRICE
                                       SHARES           PER SHARE
                                       ------        ----------------
  Outstanding at July 1, 1996           11,000            $16.74
  Granted                              538,000            $ 3.31
  Exercised                                  -            $    -
  Forfeited                            (23,000)           $ 3.87
                                     ---------
  Outstanding at June 30, 1997         526,000            $ 3.57
  Granted                               20,000            $ 1.88
  Exercised                                  -            $    -
  Forfeited                           (366,000)           $ 3.36
                                     ---------
  Outstanding at June 30, 1998         180,000            $ 3.79
  Granted                            2,135,000            $ 0.50
  Exercised                           (128,000)           $ 0.41
  Forfeited                           (414,000)           $ 1.32
                                     ---------
  Outstanding at June 30, 1999       1,773,000            $ 0.65
                                     ---------

Vested stock options as of June 30, 1999, 1998, and 1997 are as follows:

                                                     WEIGHTED AVERAGE
                                                      EXERCISE PRICE
                                       SHARES           PER SHARE
                                       ------        ----------------
                June 30, 1999         243,000             $ 1.12
                June 30, 1998          95,000               3.93
                June 30, 1997           3,000              16.93

The weighted average fair value of options granted during the years ended June 30, 1999, 1998, and 1997 was $0.33, $1.84, and $2.73, respectively. Exercise prices for options outstanding as of June 30, 1999 ranged from $0.25 to $4.25 and the weighted average remaining contractual life of those options was approximately 9.4 years.

As allowed under Statement of Financial Accounting Standard ("SFAS") No., 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, compensation expense is not recognized for stock options unless the options were granted at an exercise price lower than market on the grant date.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1999, 1998, and 1997: risk-free interest rate of 6%; no dividend yield; volatility factors of the expected market price of the Company's common stock of
2.1 in 1999, 1.4 in 1998, and 2.3 in 1997; and, a weighted-average expected life of the option of 9 years. Using estimates calculated by this option pricing model, pro forma net loss, basic earnings per share, and diluted earnings per share would have been $(18.3), $(.92), and $(.92), respectively, for the year ended June 30, 1999. For the year ended June 30, 1998, pro forma net loss, basic loss per share and diluted loss per share would have been $(18,078,000), $(1.65), and $(1.65), respectively. For the year ended June 30, 1997, pro forma net loss, basic loss per share and diluted loss per share would have been $(15,583,000), $(2.56), and $(2.56), respectively.

401(k) Plan

The Company sponsors a 401(k) Plan which is open to all employees over the age of 21. Generally, an employee must complete six consecutive months of employment for eligibility. The 401(k) Plan gives the Company the option to determine the amount they will contribute each year. Contributions made to the 401(k) Plan by the Company were approximately $10,000, $43,000, and $63,000 for the years ended June 30, 1999, 19998, and 1997, respectively.

Warrants

The following presents warrants outstanding to purchase shares of the Company's common stock as of June 30, 1999. Each warrant may be used to purchase one share of common stock.

                          EXERCISE
  WARRANTS                 PRICE            EXERCISE PRICE
  --------                --------          --------------
  294,000                  $0.55       September 1998-July 2003
  150,000                   0.68       June 1999-June 2004
  666,232                   0.90       September 1998-September 2000
1,320,000                   1.00       October 1997-April 2003
   83,333                   1.13       March 1999-February 2004
  300,000                   1.33       January 1999-January 2004
  400,000                   1.50       March 1998-May 2004
  230,000                   2.00       April 1998-April 2003
   83,334                   2.50       August 1999-February 2004
  100,000                   7.50       January 1998-November 2001

Warrants issued in connection with debt has been valued using the Black-Scholes model and have been recorded as debt origination costs or debt discount and are being amortized over the term of the related debt. Warrants issued for services performed have been valued using the Black-Scholes model and have been expensed.

NOTE 8 - TAXES

For fiscal years 1999 and 1998, the Company recorded no benefit for income taxes due to a valuation allowance being established for the entire operating loss and other deferred tax assets. The provision for income taxes for the fiscal year ended June 30, 1997 is as follows:

                        FEDERAL         STATE           TOTAL
                        -------         -----           -----
     Current          $   29,000      $ 88,000        $  117,000
     Deferred          1,953,000       276,000         2,229,000
                      ----------      --------        ----------
                      $1,982,000      $364,000        $2,346,000
                      ==========      ========        ==========

Deferred income tax provisions or benefits result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements which will result in differences between income for tax purposes and income for financial statement purposes in future years.

Significant components of the Company's deferred tax assets and liabilities at June 30 are as follows:

                                             1999              1998
                                             ----              ----
Deferred tax liabilities:
  Other, net                             $          -     $    (75,000)
                                         ------------     ------------
Total deferred tax liabilities                      -          (75,000)

Deferred tax assets:
  Amortization of acquisition costs         5,611,000        4,568,000
  Write-off of goodwill                       310,000          336,000
  Bad debt allowance                          155,000          401,000
  Accrued liabilities                         705,000          265,000
  Net operating loss carryforward          15,597,000        9,735,000
  Other                                       188,000          365,000
                                         ------------     ------------
Total deferred tax assets                  22,566,000       15,670,000
Valuation allowance                       (22,566,000)     (15,670,000
                                         ------------     ------------
Net deferred tax assets                  $          -     $          -
                                         ============     ============

The Company recorded a valuation allowance amounting to the entire net deferred tax asset balance at June 30, 1999 and 1998 as it is more likely than not the deferred tax asset is unrealizable. The Company has net operating loss carryforwards ("NOL") of approximately $38.3 million at June 30, 1999 which is available to offset future taxable income which expire in 2012 through 2017. The Company experienced a change of control in March 1998 which restricts the ability to utilize approximately $15.0 million of the NOL. During 1999, the Company recognized an extraordinary gain of approximately $10.0 million following the consummation of EqualNet's plan of reorganization. This extraordinary gain resulted in a direct reduction of NOL's generated in prior-years. A portion of the NOL's generated prior to the change of control were reduced due to this extraordinary gain.

The reasons for the differences between the amount of tax expense (benefit) provided and the amount of tax expense (benefit) computed by applying the statutory Federal income tax rate to income before taxes for the years 1999, 1998, and 1997 are as follows:

                                                                 YEAR ENDED JUNE 30,
                                   ------------------------------------------------------------------------------
                                          1999                          1998                          1997
                                   ------------------           -------------------           -------------------
                                   AMOUNT         %             AMOUNT          %             AMOUNT          %
                                   ------       -----           ------        -----           ------        -----
Tax expense at statutory rates   $(6,116,000)   34.0%        $(6,101,000)     34.0%        $(4,296,000)     28.7%
Increase (decrease) in taxes
 resulting from:
  State income tax benefit          (863,000)    4.8%           (861,000)      4.8%           (519,000)      3.5%
  Valuation allowances             6,896,000   -38.3%          6,950,000     -38.7%          7,097,000     -47.4%
  Other                              (83,000)   -0.5%             12,000      -0.1%             63,000      -0.4%
                                 -----------   -----         -----------     -----         -----------     -----
                                 $         -     0.0%        $         -       0.0%        $ 2,345,000     -15.7%
                                 -----------   -----         -----------     -----         -----------     -----

No income tax payments were made during fiscal years 1999 and 1998. Taxes paid during fiscal year 1997 totaled approximately $88,000.

NOTE 9 - DEBT

Parent Company

In connection with the SA Telecom acquisition, the Company assumed a note payable of approximately $4.0 million to Greyrock Business Credit ("Greyrock"). In August 1998, this note was paid off through the proceeds of various new third-party loans and the proceeds of a new note agreement with Greyrock of approximately $0.8 million. This new note agreement bears interest at a rate of prime plus 2.5% and is secured by the assets of USC Telecom. The principal balance of this new note was due on February 28, 1999. The Company is currently in default of this note and the corresponding debt is classified as debt in default as of June 30, 1999. At June 30, 1999, the Company had approximately $0.6 million outstanding under this facility. Also, see Note 12 to the consolidated financial statements.

In September 1998 and January 1999, the Company executed loan agreements in favor of the Willis Group of approximately $0.2 million and $0.1 million, respectively, for certain advances made on behalf of the Company. These notes are secured by the assets of the Company and each of its subsidiaries, bear interest at a rate of 11% per annum, and are due January 31, 2000. At June 30, 1999, the Company had approximately $0.3 million outstanding under these loans.

On July 31, 1998, the Company issued two 6% Senior Secured Convertible Notes due in 2001 (the "2001 notes") in the amount of $1.5 million each to the Willis Group and an accredited investor. The 2001 Notes are convertible into a variable number of shares of the Company's common stock and were issued with an original issue discount of approximately $0.1 million for each note. The 2001 Notes bear interest at an annual rate of 6% and interest payments are due quarterly. The Company's obligations under the 2001 notes are secured by the assets of the Company. In connection with the issuance of the 2001 Notes, the Company issued to each of the Willis Group and the accredited investor warrants to purchase approximately 333,000 shares of the Company's common stock at a purchase price of $0.90 per share; these warrants expire in September 2003. Any holder of a 2001 note may convert, in whole or in part, into shares of the Company's common stock. The holders converted the 2001 Notes to Series F Preferred as of June 15, 1999.

Effective February 3, 1997, the Company executed an agreement with an accredited investor whereby the accredited investor loaned the Company $3.0 million at an annual interest rate of 10%, maturing on December 31, 1998. In connection with this transaction, the Company issued stock warrants for an aggregate 1.5 million shares of the Company's common stock at a purchase price of $2.00 per share. On March 6, 1998, the Company entered into an exchange agreement with this accredited investor, exchanging the $3.0 million note, accrued interest, and warrants for 3,000 shares of the Company's Series B Senior Convertible Preferred Stock.

On October 1, 1997, the Company issued to the Willis Group a $1.0 million convertible secured note, bearing interest at the rate of 12% annually and maturing on April 1, 1998, and a warrant for the purchase of up to 200,000 shares of the Company's common stock at an exercise price of $1.00 per share. On March 5, 1998, this note and accrued interest was exchanged for approximately
1.05 million shares of the Company's common stock.

During the quarter ended March 31, 1998, the Company obtained a cash flow bridge loan of $0.4 million from Netco Acquisition, LLC, an entity owned 50% by the Willis Group. This note was payable on March 31, 1998. The relief of this loan by Netco as of June 30, 1999 was considered and treated as a capital contribution.

On July 23, 1998, the Company entered into a loan agreement, and amended on September 8, 1998, with a third party and received approximately $1.5 million, which was funded in two separate tranches: Tranche A in the amount of approximately $0.8 million and Tranche B in the amount of approximately $0.7 million. Monthly principal and interest payments commenced in November 1998, with the total balances due on June 30, 2000 and October 30, 2002 for Tranche A and

Tranche B, respectively. This note bears interest at the prime lending rate plus 5.5% and is secured by all of the Company's assets. In connection with this loan, the Company granted to the lender warrants to purchase up to 294,000 shares of the Company's common stock at an exercise price equal to the average closing price of the Company's common stock for the three trading days immediately preceding September 8, 1998; these warrants expire in July 2003. The Company used the proceeds of this loan to retire a portion of the SA Telecom debt (see below). At June 30, 1999, the Company had approximately $1.4 million outstanding under this loan. At June 30, 1999, the Company was in technical default of this loan agreement, and obtained a waiver of this default from the Lender through July 1, 1999.

EqualNet

EqualNet entered into a new arrangement with Receivables Funding Corp. ("RFC") effective June 18, 1997 which is essentially a receivable purchase arrangement which bases borrowing capacity on a percentage of EqualNet's outstanding receivables up to a maximum allowable amount of $8.0 million and increased to $10.0 million in July 1998 and allows for the lender to cease funding of new receivables without prior written notice at the lenders option. The program fee applied to the outstanding balance of net purchased receivables was prime plus 4.5% per annum but changed to prime plus 7% on September 17, 1998 (after Chapter 11 filing). As of June 30, 1999, the amount owed to RFC under this agreement is $.9 million.

USC Telecom

In connection with the January 1999 BCI transaction, USC Telecom assumed a $1.5 million term loan payable. This term loan bears interest at the rate of prime plus 4.5% and is due January 2001. At June 30, 1999, the amount owed under this term loan was approximately $1.5 million. In addition, USC Telecom assumed an accounts receivable purchase agreement with the holder of this term loan. The maximum purchase commitment under this accounts receivable purchase price agreement is $10 million with a program fee of 3.0%. At June 30, 1999, the amount owed under this receivable purchase commitment was approximately $1.5 million. At June 30, 1999, the Company was in technical default of this loan agreement and obtained a waiver of this default from the Lender through July 1, 1999.

In August 1998, USC Telecom entered into a receivables purchase agreement and used the proceeds of the initial funding to pay of a portion of the debt assumed in the SA Telecom acquisition. The maximum purchase commitment under this facility is $4.0 million with a program fee of prime plus 2% - 4% per annum (12.1% at June 30, 1999). At June 30, 1999, the amount owed under this receivable purchase commitment was approximately $1.0 million.

Netco

In March 1998, Netco secured financing of approximately $6.1 million for the cash portion of the consideration to purchase nine telecommunications switches from the Willis Group, a related entity, through an unaffiliated third-party lender. This loan bears interest at a rate of 6.04% above an index rate based on the US Treasury rate (12.1% as of June 30, 1999) and is payable in 36 consecutive monthly payments. At June 30, 1999, the Company had approximately $5.2 million outstanding under this loan. At June 30, 1999, Netco was in technical default of this note agreement, and obtained a waiver of this default from the lender through July 1, 1999. The principal amount outstanding as of June 30, 1998 of approximately $5.8 million was classified as debt in default as Netco did not pay its July 1998 monthly payment.

NOTE 10 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                              WEIGHTED AVERAGE      PER SHARE
                                               NET LOSS        COMMON SHARES         AMOUNT
                                               --------       ----------------      ---------
Year Ended June 30, 1999:
  Net loss                                   $(17,989,000)
  Dividends and deemed distribution
   applicable to preferred stock             $  4,177,000
                                             ------------
  Basic and diluted EPS-
    Net loss applicable to common stock      $(22,166,000)       19,936,000          $(1.11)
                                             ============        ==========          ======
Year Ended June 30, 1998:
  Net loss                                   $(17,943,000)
  Dividends applicable to preferred stock    $    (52,000)
                                             ------------
  Basic and diluted EPS-
    Net loss applicable to common stock      $(17,995,000)       10,944,000          $(1.64)
                                             ============        ==========          ======
Year Ended June 30, 1997:
  Net loss                                   $(14,981,000)
  Dividends applicable to preferred stock    $          -
                                             ------------
  Basic and diluted EPS-
    Net loss applicable to common stock      $(14,981,000)        6,097,000          $(2.46)
                                             ============        ==========          ======

The analysis above assumes there are no conversions of any securities during the periods shown because there is a loss in each fiscal year and, as a result, the effect of the conversion of any security would be anti-dilutive.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The following is a schedule by years of future minimum lease payments under operating leases as of June 30, 1999:

         YEAR ENDED
          JUNE 30,                                      AMOUNT
         ----------                                     ------
            2000                                     $  396,000
            2001                                        365,000
            2002                                        375,000
            2003                                        375,000
            2004                                        375,000
         Thereafter                                           -
                                                     ----------
                                                     $1,886,000
                                                     ----------

On August 7, 1998, Robert H. Turner, the Company's former Chief Executive Officer filed suit against the Company alleging an unspecified amount of damages based upon an alleged breach of his employment contract and other claims. Although the Company denies any wrongdoing or liability in the matter, and intends to vigorously defend itself in this action settlement discussions have been held and this matter will most likely settle. The Company believes it has adequate reserves for this matter.

On September 17, 1998, Comerica Leasing Corporation filed suit against the Company and EqualNet for breach of a settlement agreement arising out of previous litigation for the enforcement of equipment and office furnishings. A settlement agreement was entered into by the parties dismissing the earlier litigation and adding the Company as an obligor for the payment of the settlement amounts. Pursuant to an agreement reached in the bankruptcy proceedings of EqualNet Corporation, Comerica Leasing agreed to release the Company from any liability under the settlement and underlying agreements in exchange for payment of $265,000 plus the issuance of a warrant for the purchase of up to 300,000 shares of Common Stock of the Company at an exercise price of $1.50 per share for a period of five years from the date of the agreement.

On September 21, 1998, Cyberserve, Inc., WSHS Enterprises, Inc. and William Stuart (collectively "Bluegate") filed suit against the Company and Netco Acquisition LLC alleging damages for breach of contract and other alleged claims. The matters originated with a letter of intent wherein the Company proposed the purchase of certain assets of Cyberserve, Inc. and WSHS Enterprises, Inc. subject to the performance of due diligence by the parties. Bluegate and certain of its shareholders had threatened to sue the Company in the event the proposed transaction was not consummated substantially in conformity with the terms set forth in the Letter of Intent. The damages Bluegate alleges it incurred were as a result of, among other things, the claimed modification of its business to its detriment in anticipation of the integration of its operations with those of EqualNet. It is impossible to determine with any degree of certainty what, if any, liability Equalnet or any of its subsidiaries, may incur in this matter. The total amount of damages are unspecified, but include a demand for a cash payment of $685,000, a sufficient number of shares of Common Stock of the Company for the payment of $585,000, an additional 525,000 shares of Common Stock, and other damages. The Company denies any wrongdoing or liability in this matter and intends to vigorously defend itself against all claims of the plaintiffs. This action is in the initial act of discovery and proceedings. Accordingly, at this time the Company is unable to determine the amount of expense, if any, under this action.

On September 29, 1998, SA Telecommunications Incorporated asserted claims pursuant to the Purchase Agreement against USC Telecom and the Company for operating losses for the period from April 1, 1998 - July 22, 1998, damages for delayed or unbillable revenue, delivery of shares of the Company's Series C Senior Preferred Stock, and other items. On December 28, 1998, the court signed an order approving those claims in the amount of approximately $813,000. The Company and USC Telecom disputed the monetary claims asserted by SA Telecommunications in its demand and filed a notice of appeal of the court's order in the proceedings. On October 9, 1999, SA Telecommunications, Greyrock Business Credit, and the Company presented an agreement to the SA Telecom bankruptcy court providing for the settlement of the SA Telecommunications judgment and amounts owed to Greyrock. The agreement calls for the payment of the remaining principal balance of the promissory note to Greyrock, plus accrued but unpaid interest, by the issuance of a number of shares of the Company's unregistered common stock valued at the lessor of $0.28 per common share (as adjusted to account for any stock split) or the market price of the unregistered common stock at the date registration of the shares is effective. In addition, the agreement calls for satisfaction of the remaining obligation to SA Telecommunications by the payment of $150,000 cash plus the issuance of an amount of the Company's unregistered common stock equal to approximately $660,000 valued at the lesser of $0.28 per common share (as adjusted to account for any stock split) or the market price of the unregistered common stock at the date registration of the shares is effective. If the registration of these shares of the Company's common stock is not effective as of October 31, 1999, the amount of the Company's common stock to be issued will increase, over varying periods of time from November 1, 1999 to January 30, 2000, from 7.5% to 22.5% of the amount to be ultimately issued. The Company has reserved the right to repurchase the shares of the Company's common stock issued in settlement of these obligations prior to January 31, 2000.

As a result of liquidity problems, on September 10, 1998, EqualNet filed for protection under Chapter 11 of Title 11 of the United States Code, in case number 98-39561-H5-11 in the United States District Court for the Southern District of Texas and Wholesale filed for protection under Chapter 11 of Title 11 of the United States Code, in case number 98-39560-H4-11 in the United States District Court for the Southern District of Texas. On October 2, 1998, Wholesale filed a motion seeking to convert its Chapter 11 reorganization proceeding to a Chapter 7 liquidation proceeding. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, EqualNet managed its assets and operated its business as a debtor-in possession pending confirmation of its reorganization plan, which plan was confirmed on April 28, 1999, and consummated on May 28, 1999. The plan of reorganization provided for the restructuring of amounts and repayment terms for secured and unsecured creditors. In conjunction with the confirmation and consummation of the reorganization plan, certain debts were reduced resulting in an extraordinary gain of approximately $10.0 million.

In connection with the consummation of the reorganization plan, the Company has disputed certain administrative and priority claims totaling approximately $9.7 million. The Company has evaluated the claims and has accrued approximately $830,000 based on management's best estimate of the Company's liability associated with these claims. The Company continues to dispute the remaining claims and is working with the claimants to resolve the differences. Any settlement of these claims which is significantly greater than amounts accrued could have a material adverse effect on the Company.

The reorganization plan required the Company to issue 3 million shares of its Common Stock to the Unsecured Creditors' Trust (the Trust) for the benefit of holders of unsecured claims who were non-insiders or affiliates of the Company. The Trust may sell up to 375,000 shares of the Company's Common Stock during each of the first four consecutive six month periods after the effective date of the reorganization plan. Based upon the price and trading volume, the Company may authorize the Trust to sell more than 375,000 shares of Common Stock during any of the four six month periods. If the gross proceeds, prior to commission, of the Trust's stock sales in any six month period are less than the average price of $1 per share, then the Company shall pay the trust an amount of cash to make up the difference between the actual sales price and $1 per share. At any time during the four six month periods, but not thereafter, the Company may elect to purchase for $1.50 per share, the entire balance of shares of Common Stock held by the Trust. Since the effective date of the reorganization plan, the Trust has sold shares of Common Stock for less than $1. The Company has recorded a liability of $148,000 for its obligation under this agreement for shares sold through June 30, 1999.

The reorganization also calls for the Company to issue additional shares of Common Stock of the Company should the average closing price of the Company's stock, during the 25 consecutive trading days preceeding the date that is two years after the effective date of the reorganization be less than $1 per share as defined Plan of Reorganization.

During 1997, EqualNet settled disputed claims with the attorneys general from eleven states alleging violations of consumer protection statutes of those states. The settlement amount, which was paid in March, 1998, totaled $225,000 plus the issuance of certain customer credits and adjustments. The Company was either not included as a party or was dismissed as a party before the entry of any final judgment in any of these proceedings.

From time to time the Company is involved in what it believes to be routine litigation, or other legal proceedings that may be considered as part of the ordinary course of its business. The Company does not believe that the adverse determination of any such claims would have a material adverse effect on either the results of operations or the financial condition of the Company.

NOTE 12 - SUBSEQUENT EVENT

On October 9, 1999, SA Telecommunications, Greyrock, and the Company presented an agreement to the SA Telecom bankruptcy court providing for the settlement of the SA Telecommunications judgment and amounts owed to Greyrock. The agreement calls for the payment of the remaining principal balance of the promissory note to Greyrock, plus accrued but unpaid interest, by the issuance of a number of shares of the Company's unregistered common stock valued at the lessor of $0.28 per common share (as adjusted to account for any stock split) or the market price of the unregistered common stock at the date registration of the shares is effective. In addition, the agreement calls for satisfaction of the remaining obligation to SA Telecommunications by the payment of $150,000 cash plus the issuance of an amount of the Company's unregistered common stock equal to approximately $660,000 valued at the lesser of $0.28 per common share (as adjusted to account for any stock split) or the market price of the unregistered common stock at the date registration of the shares is effective. If the registration of these shares of the Company's common stock is not effective as of October 31, 1999, the amount of the Company's common stock to be issued will increase, over varying periods of time from November 1, 1999 to January 30, 2000, from 7.5% to 22.5% of the amount to be ultimately issued. The Company has reserved the right to repurchase the shares of the Company's common stock issued in settlement of these obligations prior to January 31, 2000.

                         Equalnet Communications Corp.
                Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)

                                        Balance at     Charged to                                         Balance at
                                        Beginning       Costs and        Charged to        Deductions       End of
                                        of Period       Expenses       other Accounts     Describe(A)       Period
                                        ---------      ----------      --------------     ------------    -----------
Fiscal Year Ended June 30, 1999
 Allowance for Doubtful Accounts             $1,034          $6,414          $   61              $7,109        $  400


Fiscal Year Ended June 30, 1998
 Allowance for Doubtful Accounts             $1,451          $1,661          $ (112)             $1,966        $1,034


Fiscal Year Ended June 30, 1997
 Allowance for Doubtful Accounts             $3,285          $1,727          $2,011(B)           $5,572        $1,451
 Allowance for Advances to Agents            $1,000          $  -            $  -                $1,000        $  -

(A) Uncollectible accounts written off, net of recoveries
(B) Provision for uncollectible accounts receivable taken against agent commissions payable

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Equalnet Communications Corp.
                              (Registrant)

                              by: /s/ Mitchell H. Bodian
                              --------------------------------------------------
                                  Mitchell H. Bodian, President, Chief Executive Officer, and Director

Dated:  October 13, 1999

In accordance with the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dated indicated:

               Signature                                   Title                              Date
---------------------------------------   ---------------------------------------    --------------------
/s/ Mark A. Willis                        Chairman of the Board of Directors         October 13, 1999
---------------------------------------
Mark A. Willis
                                          President, Chief Executive Officer,        October 13, 1999
/s/ Mitchell H. Bodian                    and Director
---------------------------------------
Mitchell H. Bodian

                                          Chief Financial Officer, principal         October 13, 1999
/s/ Michael P. Gallagher                  financial and accounting officer
---------------------------------------
Michael P. Gallagher                                                                 October 13, 1999

/s/ John Isaac "Ike" Epley                Director                                   October 13, 1999
---------------------------------------
John Isaac "Ike" Epley

/s/ Ronald J. Salazar                     Director                                   October 13, 1999
---------------------------------------
Ronald J. Salazar