Form 10-Q
period 1999-09-30
EQUALNET COMMUNICATIONS CORP
filed 1999-11-22
CIK 936163

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                      NA
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

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

     There were 29,269,143 shares of the Registrant's $.01 par value common stock outstanding as of November 15, 1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EQUALNET COMMUNICATIONS CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 1999           September 30, 1999
                                                                              ---------------         --------------------
                                                                                                           (Unaudited)

       ASSETS

Current Assets:
       Cash and equivalents                                                    $     266,000                $    391,000
       Accounts receivable, trade                                                  7,873,000                   7,580,000
       Other receivables                                                             472,000                     631,000
       Prepaid expenses and other                                                    401,000                     359,000
                                                                              ---------------         --------------------

       Total current assets                                                        9,012,000                   8,961,000
                                                                              ---------------         --------------------

Property and equipment                                                            20,801,000                  20,917,000
Less accumulated depreciation and amortization                                    (8,368,000)                 (9,215,000)
                                                                              ---------------         --------------------

       Net property and equipment                                                 12,433,000                  11,702,000
                                                                              ---------------         --------------------

Customer acquisition costs, net                                                    3,862,000                   3,379,000
Other assets                                                                         407,000                     429,000
                                                                              ---------------         --------------------

Total assets                                                                   $  25,714,000                $ 24,471,000
                                                                              ===============         ====================

       LIABILITIES AND EQUITY

Current Liabilities

Accounts payable                                                               $   3,991,000                $  5,342,000
Accrued liabilities                                                                5,749,000                   5,125,000
Current portion of long term debt - related party                                    322,000                     322,000
Current portion of long term debt                                                  2,726,000                   1,138,000
Debt in default                                                                      558,000                     558,000
Contractual obligations with regard to
       receivables sales agreement                                                 3,339,000                   2,661,000
                                                                              ---------------         --------------------

       Total current liabilities                                                  16,685,000                  15,146,000
                                                                              ---------------         --------------------

Long term debt                                                                     5,301,000                   6,443,000

Commitments and contingencies

Stockholders' Equity:

       Preferred stock                                                            16,153,000                  16,342,000
       Common stock                                                                  284,000                     288,000
       Treasury stock, at cost                                                      (232,000)                   (232,000)
       Additional paid-in-capital                                                 46,840,000                  47,895,000
       Stock warrants                                                              3,019,000                   3,019,000
       Deferred compensation                                                         (20,000)                    (20,000)
       Accumulated deficit                                                       (62,316,000)                (64,410,000)
                                                                              ---------------         --------------------

       Total stockholders' equity                                                  3,728,000                   2,882,000
                                                                              ---------------         --------------------

Total liabilities and stockholders' equity                                     $  25,714,000                $ 24,471,000
                                                                              ===============         ====================

                See notes to consolidated financial statements.

                         EQUALNET COMMUNCIATIONS CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       Three months Ended September 30,
                                                                  --------------------------------------------
                                                                         1998                    1999
                                                                  -------------------     --------------------
Sales                                                                $     8,393,000          $     8,153,000
Cost of Sales                                                              7,885,000                4,597,000
                                                                  -------------------     --------------------

Gross profit                                                                 508,000                3,556,000

Selling, general, and administrative expenses                              3,665,000                2,352,000
Depreciation and amortization                                              2,215,000                1,409,000
                                                                  -------------------     --------------------

Operating loss                                                            (5,372,000)                (205,000)
                                                                  -------------------     --------------------
Other income (expense):
      Interest, net                                                         (734,000)                (470,000)
      Other                                                                   17,000                  (78,000)

                                                                  -------------------     --------------------
                                                                            (717,000)                (548,000)
                                                                  -------------------     --------------------
Loss before income taxes and
      reorganization costs                                                (6,089,000)                (753,000)

Benefit for federal income taxes                                                   -                        -
                                                                  -------------------     --------------------

Loss before reorganization costs                                          (6,089,000)                (753,000)

Reorganization costs                                                         (72,000)                       -
                                                                  -------------------     --------------------

Net loss                                                             $    (6,161,000)         $      (753,000)
                                                                  ===================     ====================

Preferred stock dividends and
      deemed distributions                                           $      (370,000)         $      (463,000)
                                                                  ===================     ====================

Net loss available to common shareholders                            $    (6,531,000)         $    (1,216,000)
                                                                  ===================     ====================

Net loss per share - basic and diluted                               $         (0.32)         $         (0.04)
                                                                  ===================     ====================

                See notes to consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                      ------------------------------------
                                                                           1998                   1999
                                                                      --------------         -------------
Operating activities:

      Net loss from continuing operations                             $   (6,161,000)        $    (753,000)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation and amortization                                2,216,000             1,409,000
              Interest charge on convertible debt
                 issued at discount                                          450,000                     -
              Provision for bad debt                                         396,000               178,000
              Changes in working capital components:                               -                     -
                 Accounts receivable, trade                               (2,871,000)              115,000
                 Prepaid expenses and other current assets                  (528,000)              (40,000)
                 Accounts payable and accrued liabilities                  3,499,000               456,000
              Other, net                                                     652,000                     -
                                                                      --------------         -------------

Net cash provided by (used in) operating activities                       (2,347,000)            1,365,000
                                                                      --------------         -------------

Investing activities:

      Purchases of property and equipment                                   (120,000)             (116,000)
      Cash paid for acquisition                                             (555,000)                    -
      Proceeds from sale of equipment                                         75,000                     -
                                                                      --------------         -------------

Net cash used in investing activities                                       (600,000)             (116,000)
                                                                      --------------         -------------

Financing activities:

      Proceeds from long-term debt                                         2,923,000                     -
      Repayments on long-term debt                                        (4,542,000)             (446,000)
      Proceeds from convertible debt                                       2,800,000                     -
      Proceeds from exchange of common stock for                                   -                     -
          preferred stock                                                    200,000                     -
      Net proceeds (repayments) on contractual obligations                         -                     -
          with regard to receivable sales agreements                       1,522,000              (678,000)
                                                                      --------------         -------------

Net cash provided by (used in) financing activities                        2,903,000            (1,124,000)
                                                                      --------------         -------------

Net increase (decrease) in cash                                              (44,000)              125,000

Cash at beginning of period                                                  460,000               266,000
                                                                      --------------         -------------
Cash at end of period                                                 $      416,000         $     391,000
                                                                      ==============         =============

                See notes to consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

The unaudited consolidated financial statements of Equalnet Communications Corp. (the "Company") for the three month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated position of the Company and its consolidated subsidiaries at September 30, 1999, and the consolidated results of their operations and cash flows for the periods ended September 30, 1999 and 1998. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the year ended June 30, 2000.

We have reclassified certain prior period amounts to conform to the current presentation.

NOTE 2--BANKRUPTCY FILINGS

EqualNet Corporation ("EqualNet"), one of the Company's operating subsidiaries, and EqualNet Wholesales Services ("Wholesale"), a wholly-owned non-operating subsidiary of EqualNet filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") on September 10, 1998 in the United States Bankruptcy Court for the Southern District of Texas, Houston, Texas. On October 2, 1998, Wholesale filed its motion to convert its bankruptcy proceedings from a Chapter 11 reorganization to a Chapter 7 liquidation. Pursuant to the Bankruptcy Code, EqualNet managed its assets and operated its business as a debtor-in-possession pending confirmation of its reorganization plan, which plan was confirmed on April 28, 1999 and consummated on May 28, 1999. The plan of reorganization provided for the restructuring of amounts and repayment terms for secured and unsecured creditors. In conjunction with the confirmation and consummation of the reorganization plan, certain debts were reduced. As voting control of the Company's common stock remained the same as a result of the confirmation of the plan of reorganization, fresh start accounting was not used in accordance with AICPA Statement of Position 90-7.

NOTE 3--DEBT

Netco Acquisition Corp. ("Netco"), a wholly owned subsidiary of the Company, was in default on its note payable in the principal amount of approximately $4.9 million and $5.2 million as of September 30, 1999 and June 30, 1999, respectively, and obtained a waiver of this default through October 1, 2000.

USC Telecom defaulted on its note payable of approximately $0.6 million in February 1999 and, accordingly, the corresponding debt is classified as debt in default as of September 30, 1999 and June 30, 1999. As further discussed in Note 8, the Company entered into a settlement agreement with the note holder subsequent to September 30, 1999 whereby the outstanding principal and accrued interest will be paid by the issuance of a number of shares of the Company'' unregistered common stock.

NOTE 4--INCOME TAXES

The Company recorded a valuation allowance amounting to the entire net deferred tax asset balance at September 30, 1999, due to operating losses which give rise to uncertainty as to whether the deferred tax asset is realizable. The Company has recorded no income tax benefit for the period ended September 30, 1999.

NOTE 5--MANAGEMENT'S PLANS TO RETURN TO PROFITABILITY

For the three month periods ended September 30, 1999 and 1998, the Company reported pre-tax net operating losses of $0.8 million and $6.1 million, respectively, has a working capital deficiency, and debt in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Pre-tax net operating losses were attributable to several internal and external factors.

Continued provisioning challenges through the end of calendar year 1998 led to delayed billing and increased customer attrition. In addition, the Company attempted to convert to a new customer management, billing, and rating system in late fiscal year 1998 which proved to be unsuccessful. Simultaneous with the Company's attempted conversion and implementation to this customer management, billing, and rating system the Company acquired a significant customer base; conversion problems adversely affected the Company's cash collections and, to a greater extent, led to increased customer attrition.

A significant portion of the Company's capital is provided by receivable sales agreements with a third-party. Funding under these agreements are based on specific accounts receivable eligibility requirements with the primary factor being the collections history per account.

The Company's management is continuing actions to strengthen the financial position of the Company. New products are being developed to significantly enhance sales and revenue, including (i) bundled minute long distance products resembling cellular offerings, (ii) wholesale international rates for retail customers (iii) pre-paid debit-cards, (iv) advertiser-sponsored long distance and (v) the pursuit of acquisitions expected to be accretive to earnings. The Company is also considering entering the wholesale international long distance market, offering local service as a competitive local exchange carrier, and offering Internet access. Additionally, the Company is evaluating several proposals for the resumption of an agent program in order to increase its customer base, as well as negotiating with several third parties for possible acquisitions to form strategic alliances in order to maximize the utilization of the Company's telecommunications switches (the "Switches").

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

In order to provide financing to support operations, the Company must also continue to increase revenue generated from its existing resources. Specific actions to maximize revenue generated by the switch network include (i) placing dedicated customers on the network via connectivity to a local switch, (ii) port leasing of switch assets and (iii) international product offerings accessed through the switches. In addition, the Company is continuing to reduce its primary carrier costs for its existing customer base. The Company continues to make improvements in its billing and MIS systems to more accurately bill customers, maximize customer revenue and ensure proper audit of vendor invoices related to the cost of service. The Company has also implemented a cost reduction program, and continues to refine these efforts, related to general, administrative, and overhead expenditures. In addition to utilizing the Switches to provide transmission of its customer traffic, the Company is focusing on offering bundled services to its customers, mainly long-distance service, Internet access, and local service.

Management believes the plans discussed above are critical to returning the Company to profitability. Additionally, the Company intends to seek possible strategic alliances and business combinations in order to more rapidly implement its plans for increasing the service offerings or for reducing costs of the Company. Management is attempting to balance the cash flows from operations to meet current needs, and is continuously seeking additionally capital resources to fund the expansion of service offerings of the Company. Should capital resource requirements to achieve management's plan to return to profitability significantly exceed management's ability to meet those needs, the Company's ability to return to profitability could be significantly delayed or impaired.


NOTE 6--COMMITMENTS AND CONTINGENCIES

On August 7, 1998, Robert H. Turner, the Company's former Chief Executive Officer filed suit against the Company alleging an unspecified amount of damages based upon an alleged breach of his employment contract and other claims. Although the Company denies any wrongdoing or liability in the matter; the Company has entered into negotiations with Mr. Turner. The Company believes it has adequate reserves for this matter.

On September 21, 1998, Cyberserve, Inc., WSHS Enterprises, Inc. and William Stuart (collectively "Bluegate") filed suit against the Company and Netco Acquisition LLC alleging damages for breach of contract and other alleged claims. The matters originated with a letter of intent wherein the Company proposed the purchase of certain assets of Cyberserve, Inc. and WSHS Enterprises, Inc. subject to the performance of due diligence by the parties. Bluegate and certain of its shareholders had threatened to sue the Company in the event the proposed transaction was not consummated substantially in conformity with the terms set forth in the Letter of Intent. The damages Bluegate alleges it incurred were as a result of, among other things, the claimed modification of its business to its detriment in anticipation of the integration of its operations with those of EqualNet. It is impossible to determine with any degree of certainty what, if any, liability Equalnet or any of its subsidiaries may incur in this matter. The Company denies any wrongdoing or liability in this matter and intends to vigorously defend itself against all claims of the plaintiffs. This action is in the initial stage of discovery proceedings. Accordingly, at this time the Company is unable to determine the amount of the exposure, if any, under this action.

On September 29, 1998, SA Telecommunications Incorporated asserted claims pursuant to the Purchase Agreement against USC Telecom and the Company for operating losses for the period from April 1, 1998 - July 22, 1998, damages for delayed or unbillable revenue, delivery of shares of the Company's Series C Senior Preferred Stock, and other items. On December 28, 1998, the court signed an order approving those claims in the amount of approximately $813,000. The Company and USC Telecom disputed the monetary claims asserted by SA Telecommunications in its demand and filed a notice of appeal of the court's order in the proceedings. On October 9, 1999, SA Telecommunications, Greyrock Business Credit, and the Company presented an agreement to the SA Telecom bankruptcy court providing for the settlement of the SA Telecommunications judgment and amounts owed to Greyrock. The agreement calls for the payment of the remaining principal balance of the promissory note to Greyrock, plus accrued but unpaid interest, by the issuance of a number of shares of the Company's unregistered common stock valued at the lessor of $0.28 per common share (as adjusted to account for any stock split) or the market price of the unregistered common stock at the date registration of the shares is effective. In addition, the agreement calls for satisfaction of the remaining obligation to SA Telecommunications by the payment of $150,000 cash plus the issuance of an amount of the Company's unregistered common stock equal to approximately $660,000 valued at the lesser of $0.28 per common share (as adjusted to account for any stock split) or the market price of the unregistered common stock at the date registration of the shares is effective; the Company paid the cash component of this agreement in October 1999. Dependent upon the timing of the registration of these shares of the Company's common stock, the amount of the Company's common stock to be issued will increase, over varying periods of time from November 1, 1999 to January 30, 2000, from 7.5% to 22.5% of the amount to be ultimately issued. The Company has reserved the right to repurchase the shares of the Company's common stock issued in settlement of these obligations prior to January 31, 2000.

EqualNet's reorganization plan required the Company to issue 3 million shares of its Common Stock to the Unsecured Creditors' Trust (the Trust) for the benefit of holders of unsecured claims who were non-insiders or affiliates of the Company. The Trust may sell up to 375,000 shares of the Company's Common Stock during each of the first four consecutive six month periods after the effective date of the reorganization plan. Based upon the price and trading volume, the Company may authorize the Trust to sell more than 375,000 shares of Common Stock during any of the four six month periods. If the gross proceeds, prior to commission, of the Trust's stock sales in any six month period are less than the average price of $1 per share, then the Company shall pay the trust an amount of cash to make up the difference between the actual sales price and $1 per share. At any time during the four six month periods, but not thereafter, the Company may elect to purchase for $1.50 per share, the entire balance of shares of Common Stock held by the Trust. Since the effective date of the reorganization plan, the Trust has sold shares of Common Stock for less than $1. The Company believes it has adequate reserves for this matter.

EqualNet's reorganization also calls for the Company to issue additional shares of Common Stock of the Company should the average closing price of the Company's stock, during the 25 consecutive trading days preceeding the date that is two years after the effective date of the reorganization be less than $1 per share as defined Plan of Reorganization.

From time to time the Company is involved in what it believes to be routine litigation, or other legal proceedings that may be considered as part of the ordinary course of its business. The Company does not believe that the adverse determination of any such claims would have a material adverse effect on either the results of operations or the financial condition of the Company.

NOTE 7--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                Weighted Average          Per Share
                                                            Net Loss              Common Shares             Amount
                                                          ------------          ----------------         -----------
Three Months Ended September 30, 1999
-------------------------------------

Net loss                                                  $  (753,000)
Dividends applicable to preferred stock                   $  (463,000)
                                                          ------------

Basic and diluted EPS -
  Net loss applicable to common stock                     $(1,216,000)              28,642,458             $(0.04)
                                                          ============          ================         ===========

Three Months Ended September 30, 1998
-------------------------------------

Net loss                                                  $(6,161,000)
Dividends applicable to preferred stock                   $  (370,000)
                                                          ------------

Basic and diluted EPS -
  Net loss applicable to common stock                     $(6,531,000)              20,674,253             $(0.32)
                                                          ============          ================         ===========

The analysis above assumes there are no conversions of any securities during the periods presented because there is a loss in each quarter and, as a result, the effect of the conversion of any security would be anti-dilutive.

The Company has a potential remaining deemed distribution of approximately $0.9 million for the beneficial conversion feature of Series F Preferred Stock which was not recognized as of June 30, 1999. The conversion terms of the Series F Preferred Stock change upon the occurrence of certain events and are subject to limitations on the convertibility based on the total beneficial ownership of the Company's common stock held by the Series F Preferred Stock holder. In accordance with EITF 98-5, "Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," no deemed distribution has been recognized in the current quarter due to the contingencies remaining unresolved.


NOTE 8--SUBSEQUENT EVENTS

On October 9, 1999, SA Telecommunications, Greyrock, and the Company presented an agreement to the SA Telecom bankruptcy court providing for the settlement of the SA Telecommunications judgment and amounts owed to Greyrock. The agreement calls for the payment of the remaining principal balance of the promissory note to Greyrock, plus accrued but unpaid interest, by the issuance of a number of shares of the Company's unregistered common stock valued at the lessor of $0.28 per common share (as adjusted to account for any stock split) or the market price of the unregistered common stock at the date registration of the shares is effective. In addition, the agreement calls for satisfaction of the remaining obligation to SA Telecommunications by the payment of $150,000 cash plus the issuance of an amount of the Company's unregistered common stock equal to approximately $660,000 valued at the lesser of $0.28 per common share (as adjusted to account for any stock split) or the market price of the unregistered common stock at the date registration of the shares is effective; the Company paid the cash component of the agreement in October 1999. Dependent upon the timing of the effective date of the registration of these shares of the Company's common stock, the amount of the Company's common stock to be issued will increase, over varying periods of time from November 1, 1999 to January 30, 2000, from 7.5% to 22.5% of the amount to be ultimately issued. The Company has reserved the right to repurchase the shares of the Company's common stock issued in settlement of these obligations prior to January 31, 2000.

On November 1, 1999, the Company acquired certain assets of the Intelesis Group, Inc., a development stage company which had been developing an advertiser-sponsored long distance service. The Company paid total consideration of $150,000 cash, contributed a note receivable of approximately $631,000, and issued approximately 900,000 shares of the Company's common stock.

In November 1999, the Company entered into an agreement with third-parties to issue approximately 1.3 million shares of the Company's common stock for approximately $450,000 cash.

On November 18, 1999, the Company announced its common stock would trade on the Over the Counter market as a result of the Nasdaq Stock Market's ("Nasdaq") decision to not continue trading of the Company's common stock as a result of having not met the Nasdaq's maintenance listing requirement of a $1.00 per share minimum bid price.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of Equalnet Communications Corp. (the "Company") and notes thereto included elsewhere in this report.

Results of Operations

Sales for the three months ended September 30, 1999 decreased 2.9% to $8.2 million compared to sales of $8.4 million for the same period of the prior year. The decline in revenues is primarily attributable to decreased per minute long distance charges and normal customer attrition, offset by new business. Gross margin increased 600% during the current quarter to $3.6 million, compared to $0.5 million for the same period of the prior year, primarily due to the decrease in the costs associated with the Company's network of switches which were not incurred in the current quarter, plus savings associated with renewed carrier contracts at decreased prices. The net loss applicable to common stock for the three months ended September 30, 1999, was $1.2 million compared to $6.5 million for the corresponding period in the prior year, an 81.4% improvement.

Included in the net loss for the three months ended September 30, 1998 were $0.3 million of non-cash dividends to preferred shareholders not incurred in the current period. Excluding these non-cash distributions, net loss improved 73.0%, compared to the corresponding period in the prior year.

Cost of Sales

The cost of sales for the three months ended September 30, 1999, decreased 41.7% to $4.6 million compared to $7.9 million for the comparable period of the prior year. Cost of sales as a percentage of sales decreased to 56.4% for the three months ended September 30, 1999, from 93.9% for the corresponding period in the previous year. The primary cause of the decrease was the costs associated with the Company's network of switches which were not incurred in the current quarter plus savings associated with renewed carrier contracts at decreased prices.

Bad debt expense as a percentage of sales for the three months ended September 30, 1999 was 2.2% of sales, which was substantially less than the 5% incurred for the three months ended September 30, 1998, primarily as a result of increased collections in the current quarter and a decrease in accounts determined to be uncollectible.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 35.8% to $2.4 million for the three months ended September 30, 1999, from $3.7 million for the same period of the prior year. Selling, general and administrative expenses decreased as a percentage of sales to 28.8% for the three months ended September 30, 1999, from the 43.6% for the same period of the prior year. The decrease in selling, general and administrative expenses as a percentage of sales relates primarily to the substantial decrease in the size of the Company's infrastructure.

Depreciation and Amortization

Depreciation and amortization decreased 36.4% to $1.4 million for the quarter ended September 30, 1999, as compared to $2.2 million for the same period in the previous year. This decrease is primarily attributable to the "declining balance" method for depreciating customer acquisition costs, which results in accelerated depreciation amounts in the initial year of amortization as compared to subsequent periods, as well as write-offs in the prior quarter not incurred in the current quarter.

Liquidity and Capital Resources

The Company generated $1.4 million in cash flow from operations for the three months ended September 30, 1999, compared to the $2.3 million cash flow used in operations for the same period of the prior year. Cash flow deficits in the prior quarter were primarily attributable to operating losses incurred by the Company.

Cash used in investing activities totaled $0.1 million for the three months ended September 30, 1999, compared to the $0.6 million for the same period of the previous year. The primary use of cash for investing activities during the period ended September 30, 1999, was for equipment utilized to increase the network's efficiencies which, as a result, increased customer call volumes.

Net cash used in financing activities was $1.1 million for the three months ended September 30, 1999, compared to the cash generated by financing activities of $2.9 million for the same period of the previous year. The majority of the prior period amount was generated from the proceeds received from the issuance of the 2001 Notes.

Management's Plans to Return to Profitability

For the three month periods ended September 30, 1999 and 1998, the Company reported pre-tax net operating losses of $0.8 million and $6.1 million, respectively, has a working capital deficiency, and debt in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Pre-tax net operating losses were attributable to several internal and external factors. Continued provisioning challenges through the end of calendar year 1998 led to delayed billing and increased customer attrition. In addition, the Company attempted to convert to a new customer management, billing, and rating system in late fiscal year 1998 which proved to be unsuccessful. Simultaneous with the Company's attempted conversion and implementation to this customer management, billing, and rating system the Company acquired a significant customer base; conversion problems adversely affected the Company's cash collections and, to a greater extent, led to increased customer attrition.

A significant portion of the Company's capital is provided by receivable sales agreements with a third-party. Funding under these agreements are based on specific accounts receivable eligibility requirements with the primary factor being the collections history per account.

The Company's management is continuing actions to strengthen the financial position of the Company. New products are being developed to significantly enhance sales and revenue, including (i) bundled minute long distance products resembling cellular offerings, (ii) wholesale international rates for retail customers (iii) pre-paid debit-cards, (iv) advertiser-sponsored long distance and (v) the pursuit of acquisitions expected to be accretive to earnings. The Company is also considering entering the wholesale international long distance market, offering local service as a competitive local exchange carrier, and offering Internet access. Additionally, the Company is evaluating several proposals for the resumption of an agent program in order to increase its customer base, as well as negotiating with several third parties for possible acquisitions to form strategic alliances in order to maximize the utilization of the Company's telecommunications switches (the "Switches").

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

In order to provide financing to support operations, the Company must also continue to increase revenue generated from its existing resources. Specific actions to maximize revenue generated by the switch network include (i) placing dedicated customers on the network via connectivity to a local switch, (ii) port leasing of switch assets and (iii) international product offerings accessed through the switches. In addition, the Company is continuing to reduce its primary carrier costs for its existing customer base. The Company continues to make improvements in its billing and MIS systems to more accurately bill customers, maximize customer revenue and ensure proper audit of vendor invoices related to the cost of service.

The Company has also implemented a cost reduction program, and continues to refine these efforts, related to general, administrative, and overhead expenditures. In addition to utilizing the Switches to provide transmission of its customer traffic, the Company is focusing on offering bundled services to its customers, mainly long-distance service, Internet access, and local service.

Management believes the plans discussed above are critical to returning the Company to profitability. Additionally, the Company intends to seek possible strategic alliances and business combinations in order to more rapidly implement its plans for increasing the service offerings or for reducing costs of the Company. Management is attempting to balance the cash flows from operations to meet current needs, and is continuously seeking additionally capital resources to fund the expansion of service offerings of the Company. Should capital resource requirements to achieve management's plan to return to profitability significantly exceed management's ability to meet those needs, the Company's ability to return to profitability could be significantly delayed or impaired.


Year 2000 Issue

The Company recognizes the challenges associated with year 2000 issues ("Y2K") and has undertaken a comprehensive review and testing of its computer systems to identify Y2K-related issues associated with any items of software or hardware used in its business operations. Most of the software systems used by the Company are licensed from third-parties and have been represented by their vendors as being Y2K compliant or will be upgraded to Y2K compliant releases before the end of calendar year 1999. This issue has been addressed by the Company in multiple phases, including assessment, remediation, testing, and implementation, and progress is being monitored by the Company's senior management. All material systems, including non-information technology systems which may house non-compliant, embedded technology are being or have been evaluated.

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

At September 30, 1999, the major information technology and non-information technology systems on which the Company's operations depend have been evaluated and updated, where necessary, and are believed to be Y2K compliant. The Company continues to evaluate and remediate certain of its less significant information technology and non-information technology systems. The Company expects to complete all phases of its Y2K program prior to December 31, 1999.

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

Expenses incurred by the Company related to assessing, remediating, and testing its information technology systems, which were not material, have been expensed as incurred and funded from operations as part. A majority of these costs would have been incurred as part of normal system and application upgrades. The Company does not anticipate the cost to become fully Y2K compliant will be material.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   27.1 Financial Data Schedule

b. Reports on Form 8-K

None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EQUALNET HOLDING CORP.


Date: November 19, 1999                 /s/ Michael P. Gallagher
      ---------------------             ---------------------------------
                                        Michael P. Gallagher, Chief
                                        Financial Officer
                                        (duly authorized officer and
                                        principal financial officer)