Form 10-Q
period 1999-12-31
EQUALNET COMMUNICATIONS CORP
filed 2000-02-14
CIK 936163

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

   There were 32,301,192 shares of the Registrant's $.01 par value common stock outstanding as of February 8, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EQUALNET COMMUNICATIONS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        1999          1999
                                                    ------------  ------------
                                                                  (Unaudited)
                      ASSETS
Current Assets:
  Cash and equivalents............................. $    266,000  $    396,000
  Accounts receivable, trade.......................    7,873,000     5,212,000
  Other receivables................................      472,000            --
  Prepaid expenses and other.......................      401,000       315,000
                                                    ------------  ------------
  Total current assets.............................    9,012,000     5,923,000
                                                    ------------  ------------
Property and equipment.............................   20,801,000    22,351,000
Less accumulated depreciation and amortization.....   (8,368,000)  (10,089,000)
                                                    ------------  ------------
  Net property and equipment.......................   12,433,000    12,262,000
                                                    ------------  ------------
Customer acquisition costs, net....................    3,862,000     2,254,000
Other assets.......................................      407,000       313,000
                                                    ------------  ------------
    Total assets................................... $ 25,714,000  $ 20,752,000
                                                    ============  ============
         LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable................................... $  3,991,000  $  5,303,000
Accrued liabilities................................    5,749,000     4,403,000
Current portion of long term debt--related party...      322,000       324,000
Current portion of long term debt..................    2,726,000     2,749,000
Debt in default....................................      558,000       558,000
Contractual obligations with regard to receivables
 sales agreement...................................    3,339,000     2,727,000
                                                    ------------  ------------
    Total current liabilities......................   16,685,000    16,064,000
                                                    ------------  ------------
Long term debt.....................................    5,301,000     4,384,000
Other long term liabilities........................           --       629,000
Commitments and contingencies
Stockholders' Equity (Deficit):
  Preferred stock..................................   16,153,000    16,433,000
  Common stock.....................................      284,000       320,000
  Treasury stock, at cost..........................     (232,000)     (232,000)
  Additional paid-in-capital.......................   46,840,000    48,275,000
  Stock warrants...................................    3,019,000     3,019,000
  Deferred compensation............................      (20,000)      (20,000)
  Accumulated deficit..............................  (62,316,000)  (68,120,000)
                                                    ------------  ------------
    Total stockholders' equity (deficit)...........    3,728,000      (325,000)
                                                    ------------  ------------
      Total liabilities and stockholders' equity
       (deficit)................................... $ 25,714,000  $ 20,752,000
                                                    ============  ============

                See notes to consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                             Three Months Ended          Six Months Ended
                                December 31,               December 31,
                          -------------------------  -------------------------
                              1998         1999          1998         1999
                          ------------  -----------  ------------  -----------
Sales...................  $  7,618,000  $ 6,672,000  $ 16,011,000  $14,825,000
Cost of Sales...........     5,797,000    3,269,000    13,286,000    7,688,000
Bad Debt Expense........     3,667,000    2,500,000     4,063,000    2,678,000
                          ------------  -----------  ------------  -----------
Gross profit............    (1,846,000)     903,000    (1,338,000)   4,459,000
                          ------------  -----------  ------------  -----------
Selling, general, and
 administrative
 expenses...............     2,495,000    2,862,000     6,160,000    5,214,000
Depreciation and
 amortization...........     2,915,000    2,118,000     5,130,000    3,527,000
                          ------------  -----------  ------------  -----------
Operating loss..........    (7,256,000)  (4,077,000)  (12,628,000)  (4,282,000)
                          ------------  -----------  ------------  -----------
Other income (expense):
  Interest, net.........      (600,000)    (250,000)   (1,334,000)    (720,000)
  Other.................            --     (113,000)       17,000     (191,000)
                          ------------  -----------  ------------  -----------
                             (600,000)     (363,000)   (1,317,000)    (911,000)
                          ------------  -----------  ------------  -----------
Loss before income taxes
 and reorganization
 costs..................    (7,856,000)  (4,440,000)  (13,945,000)  (5,193,000)
Benefit for federal
 income taxes...........            --           --            --           --
Loss before
 reorganization costs...    (7,856,000)  (4,440,000)  (13,945,000)  (5,193,000)
Reorganization costs....       (71,000)          --      (143,000)          --
Net loss................  $ (7,927,000) $(4,440,000) $(14,088,000) $(5,193,000)
                          ============  ===========  ============  ===========
Preferred stock
 dividends and deemed
 distributions..........  $ (2,087,000) $  (551,000) $ (2,457,000) $  (611,000)
Net loss available to
 common shareholders....  $(10,014,000) $(4,991,000) $(16,545,000) $(5,804,000)
                          ============  ===========  ============  ===========
Net loss per share--
 basic and diluted......  $      (0.54) $     (0.17) $      (0.85) $     (0.20)
                          ============  ===========  ============  ===========


                See notes to consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                     -------------------------
                                                         1998         1999
                                                     ------------  -----------
Operating activities:
 Net loss from continuing operations................ $(14,088,000) $(5,193,000)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization.....................    5,191,000    3,527,000
  Interest charge on convertible debt issued at
   discount.........................................      450,000           --
  Provision for bad debt............................    4,063,000    2,678,000
  Common Stock issued for services..................           --       64,000
  Changes in working capital components:
   Accounts receivable, trade.......................   (3,470,000)     158,000
   Prepaid expenses and other current assets........       53,000      (86,000)
   Accounts payable and accrued liabilities.........    7,051,000      (34,000)
   Other, net.......................................           --      343,000
                                                     ------------  -----------
Net cash provided by (used in) operating
 activities.........................................     (750,000)   1,457,000
                                                     ------------  -----------
Investing activities:
 Purchases of property and equipment................     (121,000)    (121,000)
 Cash paid for acquisition..........................     (555,000)    (150,000)
 Proceeds from sale of equipment....................       75,000           --
                                                     ------------  -----------
Net cash used in investing activities...............     (601,000)    (271,000)
                                                     ------------  -----------
Financing activities:
 Proceeds from long-term debt.......................    2,923,000           --
 Repayments on long-term debt.......................   (4,887,000)    (894,000)
 Proceeds from convertible debt.....................    2,800,000           --
 Proceeds from sale of common stock.................           --      450,000
 Proceeds from exchange of common stock for
  preferred stock...................................      200,000           --
 Net proceeds (repayments) on contractual
  obligations with regard to receivable sales
  agreements........................................     (145,000)    (612,000)
                                                     ------------  -----------
 Net cash provided by (used in) financing
  activities........................................      891,000   (1,056,000)
                                                     ------------  -----------
Net increase (decrease) in cash.....................     (460,000)     130,000
Cash at beginning of period.........................      460,000      266,000
                                                     ------------  -----------
Cash at end of period............................... $         --  $   396,000
                                                     ============  ===========


                See notes to consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

   The unaudited consolidated financial statements of Equalnet Communications Corp. (the "Company") for the three and six month periods ended December 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated position of the Company and its consolidated subsidiaries at December 31, 1999, and the consolidated results of their operations and cash flows for the periods ended December 31, 1999 and 1998. Operating results for the three and six months ended December 31, 1999 are not necessarily indicative of the results which may be expected for the year ended June 30, 2000.

   We have reclassified certain prior period amounts to conform to the current presentation.

NOTE 2--BANKRUPTCY FILINGS

   EqualNet Corporation ("EqualNet"), one of the Company's operating subsidiaries, and EqualNet Wholesale Services ("Wholesale"), a wholly-owned non-operating subsidiary of EqualNet filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") on September 10, 1998 in the United States Bankruptcy Court for the Southern District of Texas, Houston, Texas. On October 2, 1998, Wholesale filed its motion to convert its bankruptcy proceedings from a Chapter 11 reorganization to a Chapter 7 liquidation. Pursuant to the Bankruptcy Code, EqualNet managed its assets and operated its business as a debtor-in-possession pending confirmation of its reorganization plan, which plan was confirmed on April 28, 1999 and consummated on May 28, 1999. The plan of reorganization provided for the restructuring of amounts and repayment terms for secured and unsecured creditors. In conjunction with the confirmation and consummation of the reorganization plan, certain debts were reduced. As voting control of the Company's common stock remained the same as a result of the confirmation of the plan of reorganization, fresh start accounting was not used in accordance with AICPA Statement of Position 90-7.

NOTE 3--DEBT

   USC Telecom defaulted on its note payable of approximately $0.6 million in February 1999 and, accordingly, the corresponding debt is classified as debt in default as of December 31, 1999 and June 30, 1999. As further discussed in Note 6, the Company entered into a settlement agreement with the note holder on October 9, 1999 whereby the outstanding principal and accrued interest will be paid by the issuance of a number of shares of the Company's unregistered common stock.

   In November 1999, Netco Acquisition Corp. ("Netco"), the Company wholly owned subsidiary, amended its note payable with Finova Capital Corporation. Under the Second Amendment to the Loan and Security Agreement (the "Agreement"), Netco modified the timing of certain payments of principal and interest. Netco is current with its obligations under this Agreement.

NOTE 4--INCOME TAXES

   The Company recorded a valuation allowance amounting to the entire net deferred tax asset balance at December 31, 1999, due to operating losses which give rise to uncertainty as to whether the deferred tax asset is realizable. The Company has recorded no income tax benefit for the period ended December 31, 1999.

NOTE 5--MANAGEMENT'S PLANS TO RETURN TO PROFITABILITY

   For the three and six month periods ended December 31, 1999 and 1998, the Company reported pre-tax net operating losses, has a working capital deficiency, and debt in default. The Company also has significant

                         EQUALNET COMMUNICATIONS CORP.

                                  (UNAUDITED)

amounts of debt due within the next twelve months. While the Company's management is attempting to raise additional funds and/or refinance these obligations, there is no guarantee additional financing will be available on commercially reasonable or acceptable terms, or on terms which would not be dilutive to stockholders, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Pre-tax net operating losses were attributable to several internal and external factors. Continued provisioning challenges through the end of calendar year 1998 led to delayed billing and increased customer attrition. In addition, the Company attempted to convert to a new customer management, billing, and rating system in late fiscal year 1998 which proved to be unsuccessful. Simultaneous with the Company's attempted conversion and implementation to this customer management, billing, and rating system the Company acquired a significant customer base; conversion problems adversely affected the Company's cash collections and, to a greater extent, led to increased customer attrition.

   A significant portion of the Company's capital is provided by receivable sales agreements with a third-party. Funding under these agreements are based on specific accounts receivable eligibility requirements with the primary factor being the collections history per account.

   The Company's management is continuing actions to strengthen the financial position of the Company. New products are being developed to significantly enhance sales and revenue, including (i) bundled minute long distance products resembling cellular offerings, (ii) wholesale international rates for retail customers (iii) pre-paid debit-cards, (iv) advertiser-sponsored long distance and (v) the pursuit of acquisitions expected to be accretive to earnings. The Company is also considering entering the wholesale international long distance market and offering local service as a competitive local exchange carrier. Additionally, the Company is evaluating several proposals for the resumption of an agent program in order to increase its customer base, as well as negotiating with several third parties for possible acquisitions to form strategic alliances in order to maximize the utilization of the Company's telecommunications switches (the "Switches").

   The Company believes the new product offerings noted above are particularly significant to increasing the Company's revenues and returning to profitability. Furthermore, management believes the Company must continue to increase its innovation and not depend on competitive pricing alone in order to become more competitive in the marketplace. Most of the new product offerings noted above are pricing packages only and will not require a significant amount of capital. Any new product offerings requiring technology advancements will most likely come from strategic alliances or potential mergers. Financing for potential strategic alliances or mergers is expected to come from the issuance of the Company's common stock.

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

                         EQUALNET COMMUNICATIONS CORP.

                                  (UNAUDITED)


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

   On September 29, 1998, SA Telecommunications Incorporated asserted claims pursuant to the Purchase Agreement against USC Telecom and the Company for operating losses for the period from April 1, 1998--July 22, 1998, damages for delayed or unbillable revenue, delivery of shares of the Company's Series C Senior Preferred Stock, and other items. On December 28, 1998, the court signed an order approving those claims in the amount of approximately $813,000. The Company and USC Telecom disputed the monetary claims asserted by SA Telecommunications in its demand and filed a notice of appeal of the court's order in the proceedings. On October 9, 1999, SA Telecommunications, Greyrock Business Credit, and the Company presented an agreement to the SA Telecom bankruptcy court providing for the settlement of the SA Telecommunications judgment and amounts owed to Greyrock. The agreement calls for the payment of the remaining principal balance of the promissory note to Greyrock, plus accrued but unpaid interest, by the issuance of a number of shares of the Company's unregistered common stock valued at the lessor of $0.28 per common share (as adjusted to account for any stock split) or the market price of the unregistered common stock at the date registration of the shares is effective. In addition, the agreement calls for satisfaction of the remaining obligation to SA Telecommunications by the payment of $150,000 cash plus the issuance of an amount of the Company's unregistered common stock equal to approximately $660,000 valued at the lesser of $0.28 per common share (as adjusted to account for any stock split) or the market price of the unregistered common stock at the date registration of the shares is effective; the Company paid the cash component of this agreement in October 1999.

                         EQUALNET COMMUNICATIONS CORP.

                                  (UNAUDITED)


   On December 15, 1999, Qwest Communications Corporation ("Qwest") filed suit against RFC Capital Corporation ("RFC"), Equalnet Communications Corp., USC Telecom, Inc., Brittan Communications International Corporation ("BCI") and Jim
G. Edwards in the Franklin County Common Pleas Court, Columbus, Ohio, (Cause No. 99CVH-12-10638) alleging damages for breach of contract, fraud, conspiracy to commit fraud and money owed through successor liability arising out of USC Telecom's purchase of certain assets of BCI at a foreclosure sale conducted by BCI's secured lender, RFC. Qwest is also seeking punitive damages. No specific amount of either actual or punitive damages has been pled by Qwest. The Company denies the allegations of Qwest as set forth in its petition. It is impossible at this time to accurately determine the extent of either USC Telecom's or the Company's exposure, if any, in these proceedings.

   On January 26, 2000, WorldCom Network Services, Inc. and MFS Telecom, Inc. (collectively "WorldCom") filed suit against Equalnet Communications Corp. and USC Telecom, Inc. in the United States District Court for the District of Delaware (Cause No. 00-049) alleging damages under the filed rate doctrine of the Communications Act of 1934, for breach of contract, quantum meruit and unjust enrichment in the amount of $7,800,000 arising out of services allegedly provided to customers acquired by USC Telecom from SA Telecommunications, Inc. and its subsidiaries in their combined bankruptcy proceedings. The Company denies the allegations of WorldCom as set forth in its petition. It is impossible at this time to accurately determine the extent of either USC Telecom's or the Company's exposure, if any, in these proceedings.

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

   EqualNet's reorganization also calls for the Company to issue additional shares of Common Stock of the Company should the average closing price of the Company's stock, during the 25 consecutive trading days preceding the date that is two years after the effective date of the reorganization be less than $1 per share as defined Plan of Reorganization.

   From time to time the Company is involved in what it believes to be routine litigation, or other legal proceedings that may be considered as part of the ordinary course of its business. The Company does not believe that the adverse determination of any such claims would have a material adverse effect on either the results of operations or the financial condition of the Company.

                         EQUALNET COMMUNICATIONS CORP.

                                  (UNAUDITED)


NOTE 7--EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                           Weighted
                                            Average    Per Share
                             Net Loss    Common Shares  Amount
                           ------------  ------------- ---------
Three Months Ended
 December 31, 1999
Net loss.................. $ (4,440,000)
Dividends applicable to
 preferred stock.......... $   (551,000)
                           ------------
Basic and diluted EPS --
  Net loss applicable to
   common stock........... $ (4,991,000)  30,225,900    $(0.17)
                           ============   ==========    ======
Three Months Ended
 December 31, 1998
Net loss.................. $ (7,927,000)
Dividends applicable to
 preferred stock.......... $ (2,087,000)
                           ------------
Basic and diluted EPS --
  Net loss applicable to
   common stock........... $(10,014,000)  18,385,832    $(0.54)
                           ============   ==========    ======
Six Months Ended December
 31, 1999
Net loss.................. $ (5,193,000)
Dividends applicable to
 preferred stock.......... $   (611,000)
                           ------------
Basic and diluted EPS --
  Net loss applicable to
   common stock........... $ (5,804,000)  29,426,483    $(0.20)
                           ============   ==========    ======
Six Months Ended December
 31, 1998
Net loss.................. $(14,088,000)
Dividends applicable to
 preferred stock.......... $ (2,457,000)
                           ------------
Basic and diluted EPS --
  Net loss applicable to
   common stock........... $(16,545,000)  19,448,324    $(0.85)
                           ============   ==========    ======

   The analysis above assumes there are no conversions of any securities during the periods presented because there is a loss in each quarter and, as a result, the effect of the conversion of any security would be anti-dilutive.

NOTE 8--ACQUISITIONS

   On November 1, 1999, one of the Company's wholly-owned subsidiaries acquired certain assets of the Intelesis Group, Inc., a development stage company which had been developing an advertiser-sponsored long distance service. The Company paid total consideration of $150,000 cash, contributed a note receivable of approximately $631,000, and issued approximately 900,000 shares of the Company's common stock.

NOTE 9--EQUITY TRANSACTIONS

   In November 1999, the Company entered into an agreement with third-parties to issue approximately 1.3 million shares of the Company's common stock for approximately $450,000 cash.

   In November and December 1999, the Company redeemed 97 shares of its Series D Preferred Stock in exchange for 482,060 shares of the Company's common stock.

   On December 19, 1999, the Company issued 229,120 shares of the Company's common stock to a third-party for payment of professional services rendered under the Independent Contractor Stock Option Plan.

   On December 31, 1999 the Company converted all of the 833,333 issued and outstanding shares of its Series E Convertible Preferred Stock, valued at $500,000, into 833,333 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the consolidated financial statements of Equalnet Communications Corp. (the "Company") and notes thereto included elsewhere in this report.

 Results of Operations

   Sales for the three months ended December 31, 1999 decreased $0.9 million, or 12.4%, compared to sales of $7.6 million for the same period of the prior-year. Sales decreased $1.2 million, or 7.4%, for the six month period ended December 31, 1999 as compared to the same period of the prior-year. The decline in revenues is primarily attributable to decreased per-minute long distance charges and normal customer attrition, offset by new business.

   Gross margin increased $2.7 million, or 148.9%, for the three month period ended December 31, 1999 as compared to the same period of the prior-year; gross margin increased $5.8 million, or 433.3%, for the six month period ended December 31, 1999 as compared to the same period of the prior-year. These increases are primarily due to the decrease in the costs of the Company's network of telecommunications switches which were not incurred in the current periods, plus savings associated with renewed carrier contracts at decreased prices.

   The net loss applicable to common stock for the three months ended December 31, 1999 was $4.9 million, compared to the $10.0 million loss for the corresponding period in the prior-year. The net loss applicable to common stock for the six month period ended December 31, 1999 was $5.8 million, compared to the $16.5 million loss for the corresponding period in the prior-year.

 Gross Margin

   Cost of sales for the three month period ended December 31, 1999 decreased $2.5 million, or 43.6%, as compared to the same period of the prior-year. Cost of sales for the six month period ended December 31, 1999, decreased $5.6 million, or 42.1%, as compared to the same period of the prior-year. The primary cause of these decreases were costs associated with the Company's network of telecommunications switches which were not incurred in the current periods, normal customer attrition, and savings associated with renewed carrier contracts at decreased prices. Gross margin for the three months ended December 31, 1999, increased $2.7 million, or 148.9%, to a gross profit of $0.9 million. This increase includes the non-cash writeoffs of uncollectable accounts of $2.5 million and $3.7 million for the three months ended December 31, 1999 and 1998, respectively. Gross margin for the six months ended December 31, 1999 increased $5.8 million, or 433.3%, to a gross profit of $4.5 million. This increase includes the non-cash writeoffs of uncollectable accounts of $2.7 million and $4.1 million for the six months ended December 31, 1999 and 1998, respectively.

 Selling, General and Administrative Expenses

   Selling, general, and administrative expenses increased $.4 million, or 14.7%, for the three months ended December 31, 1999, when compared to the same period of the prior-year; this increase is primarily attributable to additional salaries and miscellaneous expenses associated with the Company's new advertiser-sponsored long distance program. Selling, general, and administrative expenses for the six month period ended December 31, 1999 decreased $.9 million, or 18.4%, as compared to the corresponding period in the prior-year. This decrease is directly attributable to the overall decreases in the Company's infrastructure for the applicable periods.

 Depreciation and Amortization

   Depreciation and amortization decreased $0.8 million, or 27.3%, for the three month period ended December 31, 1999, as compared to the $2.9 million for the same period of the prior-year. Depreciation and amortization decreased $1.6 million, or 31.2%, for the six month period ended December 31, 1999, as compared to the $5.1 million for the same period in the prior-year. These decreases are directly attributable to the "declining balance" method for amortizing customer acquisition costs, which results in accelerated depreciation amounts in the initial period of amortization as compared to subsequent periods, as well as write-offs of customer acquisition costs in the prior periods not incurred in the current periods.

 Liquidity and Capital Resources

   For the six months ended December 31, 1999, the Company's working capital requirements for operations and capital expenditures (excluding acquisitions) were funded through the use of internally-generated funds.

   The Company generated $1.5 million in cash flow from operations for the six months ended December 31, 1999, compared to the $.8 million cash flow used in operations for the same period of the prior-year. Cash flow deficits in the same period of the prior-year were primarily attributable to operating losses incurred by the Company.

   Cash used in investing activities was $0.3 million for the six months ended December 31, 1999, compared to the $0.6 million used for the same period of the previous year. Included in the cash used in investing activities for the current period was $150,000 in connection with the purchase of certain assets of a development-stage company which had been developing an advertiser-sponsored long distance service.

   Net cash used in financing activities was $1.1 million for the six months ended December 31, 1999, compared to the cash provided by financing activities of $0.9 million for the same period of the prior-year. This difference is primarily the result of the Company relying less on borrowings to fund operations.

 Management's Plans to Return to Profitability

   For the three and six month periods ended December 31, 1999 and 1998, the Company reported pre-tax net operating losses, has a working capital deficiency, and debt in default. The Company also has significant amounts of debt due within the next twelve months. While the Company's management is attempting to raise additional funds and/or refinance these obligations, there is no guarantee additional financing will be available on commercially reasonable or acceptable terms, or on terms which would not be dilutive to stockholders, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Pre-tax net operating losses were attributable to several internal and external factors. Continued provisioning challenges through the end of calendar year 1998 led to delayed billing and increased customer attrition. In addition, the Company attempted to convert to a new customer management, billing, and rating system in late fiscal year 1998 which proved to be unsuccessful. Simultaneous with the Company's attempted conversion and implementation to this customer management, billing, and rating system the Company acquired a significant customer base; conversion problems adversely affected the Company's cash collections and, to a greater extent, led to increased customer attrition.

   A significant portion of the Company's capital is provided by receivable sales agreements with a third-party. Funding under these agreements are based on specific accounts receivable eligibility requirements with the primary factor being the collections history per account.

   The Company's management is continuing actions to strengthen the financial position of the Company. New products are being developed to significantly enhance sales and revenue, including (i) bundled minute long distance products resembling cellular offerings, (ii) wholesale international rates for retail customers (iii) pre-paid debit-cards, (iv) advertiser-sponsored long distance and (v) the pursuit of acquisitions expected to be accretive to earnings. The Company is also considering entering the wholesale international long distance market, and offering local service as a competitive local exchange carrier. Additionally, the Company is evaluating several proposals for the resumption of an agent program in order to increase its customer base, as well as negotiating with several third parties for possible acquisitions to form strategic alliances in order to maximize the utilization of the Company's telecommunications switches (the "Switches").

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

 Year 2000 Issue

   The Company successfully completed all work to resolve the potential impact of year 2000 on the processing of date-sensitive information by the Company's computerized information systems and equipment with embedded chips. The Company has not experienced any material disruption from the year 2000 issue relating to the century rollover. The Company will continue to monitor all critical systems for the appearance of delayed year 2000 related issues, problems relative to the leap year, and problems encountered through suppliers, customers, and other third-parties with whom the Company deals.

   For substantially all of the Company's internal systems, the remediation phase of its year 2000 activities were an incidental consequence of routine updates to existing systems. Expenses incurred by the Company related to the year 2000, which were not material, have been expensed as incurred and funded from operations. A majority of these costs would have been incurred as part of normal system and application upgrades.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   In November 1999, the Company entered into an agreement with third-parties to issue approximately 1.3 million shares of the Company's common stock for approximately $450,000 cash.

   In November and December 1999, the Company redeemed 97 shares of its Series D Preferred Stock in exchange for 482,060 shares of the Company's common stock.

   On December 19, 1999, the Company issued 229,120 shares of the Company's common stock to a third-party for payment of professional services rendered under the Independent Contractor Stock Option Plan.

   On December 31, 1999, the Company redeemed all of the 833,333 issued and outstanding shares of its Series E Convertible Preferred Stock, valued at $500,000, into 833,333 shares of the Company's common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits

     10.1 Asset Purchase Agreement by and among Freecaller Communications
          Corporation f/k/a Intelesis Acquisition Corp as Buyer, The Intelesis
          Group, Inc. as Seller, and Freecaller Communications Corporation as
          Assignor dated October 29, 1999.

     10.2 Amendment to Asset Purchase Agreement by and among Freecaller
          Communications Corporation f/k/a Intelesis Acquisition Corp as Buyer,
          The Intelesis Group, Inc. as Seller, and Freecaller Communications
          Corporation as Assignor dated November 18, 1999.

     27.1 Financial Data Schedule

   b. Reports on Form 8-K

   None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EQUALNET HOLDING CORP.

Date: February 14, 2000                   /s/ Michael P. Gallagher
   ---------------------                  ---------------------
                                          Michael P. Gallagher, Chief
                                           Financial Officer
                                            (duly authorized officer and
                                            principal financial officer)