Form 10-Q/A
period 1998-09-30
EQUALNET COMMUNICATIONS CORP
filed 2000-04-25
CIK 936163

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-Q/A

                            (Amendment No. 1)

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

  There were 31,974,369 shares of the Registrant's $.01 par value common stock outstanding as of January 10, 2000.

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

                         EQUALNET COMMUNICATIONS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,     September
                                                         1998       30, 1998
                                                      -----------  -----------
                                                        (Note)     (Unaudited)
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current Liabilities Not Subject to Compromise
  Payable to providers of long distance services..... $ 6,627,711  $ 1,911,316
  Accounts payable...................................   4,237,310    1,294,317
  Accrued expenses...................................   3,838,315      602,194
  Accrued sales taxes................................     205,108      849,752
  Notes payable to long distance provider............   1,183,059           --
  Debt in default....................................   5,752,535           --
  Debt in default to an Affiliate....................     400,000      400,000
  Contractual obligations with regard to receivable
   sales agreement...................................   2,334,710    3,856,203
  Notes Payable......................................          --    1,379,551
                                                      -----------  -----------
    Total Current Liabilities Not Subject to
     Compromise......................................  24,578,748   10,293,333
Current Liabilities Subject to Compromise (NOTE 2)...          --   15,198,185
                                                      -----------  -----------
    Total Current Liabilities........................  24,578,748   25,491,518
Deferred rent........................................     223,917           --
Notes Payable........................................          --    6,448,864
Convertible Debt.....................................          --    2,468,738
Shareholders' equity
 Preferred stock, $.01 par value 5,000,000 shares au-
  thorized at June 30, 1998..........................   5,000,000   12,618,000
 Common stock, $.01 par value........................     217,935      217,935
 Authorized shares--50,000,000 at June 30, 1998 and
  September 30, 1998. Issued and outstanding
  21,385,832 at June 30, 1998 and 18,385,832 at
  September 30, 1998.................................          --           --
 Treasury stock at cost; 400,447 shares at June 30,
  1998 and 3,400,447 at September 30, 1998...........    (817,153)  (2,506,153)
 Additional paid in capital..........................  37,063,468   37,513,468
 Stock warrants......................................   1,763,240    2,511,077
 Deferred compensation...............................    (115,826)    (115,826)
 Retained deficit.................................... (40,153,882) (46,684,959)
                                                      -----------  -----------
    Total shareholders' equity.......................   2,957,782    3,553,342
                                                      -----------  -----------
    Total liabilities and shareholders' equity....... $27,760,447  $37,962,462
                                                      ===========  ===========

   Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

                         EQUALNET COMMUNICATIONS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                      ------------------------
                                                         1997         1998
                                                      -----------  -----------
Revenues............................................  $ 8,327,219  $ 8,393,141
Cost of Revenues....................................    6,264,718    7,885,013
                                                      -----------  -----------
                                                        2,062,501      508,128
Selling, general and administrative expenses........    2,667,606    3,664,820
Depreciation and amortization.......................    1,112,200    2,215,623
                                                      -----------  -----------
Operating loss......................................   (1,717,305)  (5,372,315)
Other income (expense)
  Interest income...................................        1,130          860
  Interest expense..................................     (353,385)    (735,183)
  Miscellaneous.....................................      (27,337)      17,353
                                                      -----------  -----------
                                                         (379,592)    (716,970)
                                                      -----------  -----------
Loss before federal income taxes and reorganization
 costs..............................................   (2,096,897)  (6,089,285)
Benefit for federal income taxes....................           --           --
                                                      -----------  -----------
Loss before reorganization costs....................   (2,096,897)  (6,089,285)
Reorganization Costs................................           --      (71,658)
                                                      -----------  -----------
    Net loss........................................  $(2,096,897) $(6,160,943)
                                                      ===========  ===========
Preferred Stock Dividends and deemed distributions..           --  $  (370,137)
Net loss available to Common shareholders...........  $(2,096,897) $(6,531,080)
Net loss per share--basic and diluted...............  $     (0.33) $     (0.32)
Weighted average number of shares...................    6,368,864   20,510,826


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
                                                                ============

                         EQUALNET COMMUNICATIONS CORP.

                             EQUALNET CORPORATION

                            STATEMENT OF OPERATIONS

                                  (Unaudited)

                                                             Three Months Ended
                                                             September 30, 1998
                                                             ------------------
                                                                (Unaudited)
Revenues....................................................    $ 4,923,858
Cost of Revenues............................................      5,468,019
                                                                -----------
                                                                   (544,161)
Selling, general and administrative expenses................      2,645,878
Depreciation and amortization...............................        454,741
                                                                -----------
Operating loss..............................................     (3,644,780)
Other income (expense)
  Interest income...........................................            860
  Interest expense..........................................        (65,184)
  Miscellaneous.............................................         17,359
                                                                -----------
                                                                   (46,965)
                                                                -----------
Loss before federal income taxes and reorganization costs...     (3,691,745)
Benefit for federal income taxes............................             --
                                                                -----------
Loss before reorganization costs............................     (3,691,745)
Reorganization Costs........................................        (71,658)
                                                                -----------
Net loss....................................................    $(3,763,403)
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

  In connection with the July 23, 1998 SA Telecom acquisition, the Company assumed a note payable to Greyrock Business Credit ("Greyrock") of approximately $4.0 million. In August 1998, this loan was paid off with the proceeds from various RFC loans and the proceeds from a new $0.8 million loan from Greyrock. The principal balance of the Greyrock $0.8 million loan is payable on February 28, 1999. The loan bears interest at a rate of prime plus 2.5% and is secured by the assets of USC Telecom.

  In August 1998, USC Telecom entered into a receivables purchase arrangement with RFC and used the proceeds of the initial funding of $2.1 million to pay off a portion of the debt to Greyrock, which was assumed in the SA Telecom transaction. This facility is USC Telecom's primary source of working capital. The maximum purchase commitment amount from RFC is $4.0 million, and the program fee is prime rate plus 4.0%. The term of the facility is two years from the funding date. As of September 30, 1998, the amount owed to RFC under the USC Telecom agreement was approximately $1.6 million.

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

NOTE 6--SERIES D PREFERRED STOCK

  In connection with the 2001 Notes transaction, the Company issued to certain buyers, in the aggregate, approximately 3,750 shares of Series D Preferred Stock in exchange for, in the aggregate, 3,000,000 shares of Common Stock and exchange fees of, in the aggregate, $200,000. Each share of Series D Preferred Stock will be entitled to receive dividends at a rate of $60 per share per year, payable in cash or additional shares of Series D Preferred Stock. A deemed distribution of approximately $0.3 million was recorded in the current quarter.

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

 Results of Operations

  Sales for the three months ended September 30, 1998 increased 1% to $8.4 million compared to sales of $8.3 million for the same period of the prior year. Gross margin decreased during the current quarter to $0.5 million compared to $2.1 million for the same period of the prior year. The net loss for the three months ended September 30, 1998, excluding preferred stock dividends and deemed distributions, was $6.2 million and included no tax benefit. The net loss for the corresponding period in the previous year was $2.1 million and included no tax benefit.

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

  In addition, if the Company fails to maintain the minimum bid price ($1.00 per share) or the minimum net tangible assets ($4.0 million) requirements of Nasdaq, the Common Stock would be subject to delisting by Nasdaq. On September 30, 1998, Nasdaq notified the Company that it would be delisted if the closing bid price for its Common Stock is not equal to or greater than $1.00 for a minimum of ten consecutive trading days during the period from October 1, 1998 to December 29, 1998. On October 8, 1998, Nasdaq also notified the Company that it would be delisted if the market value of its public float was not equal to or greater than $5.0 million for a minimum of ten consecutive trading days during the period from October 9, 1998 to January 6, 1999. On October 16, 1998, Nasdaq notified the Company that it would be delisted if it does not submit an acceptable plan to increase its minimum net tangible assets from the present level to the $4 million requirement. The Company anticipates submitting this plan in January, 1999. There can be no assurance the Common Stock will continue to be listed on Nasdaq.

Item 6. Exhibits and Reports on Form 8-K

  a. Exhibits

   27.1 Financial Data Schedule (filed previously).

  b. Reports on Form 8-K

   The Company filed a Current Report on Form 8-K on September 10, 1998, reporting under item 3.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EQUALNET HOLDING CORP.

      April 24, 2000                      /s/ Mitchell H. Bodian
Date: _________________________           -------------------------------------

                                          Mitchell H. Bodian, Chief Executive
                                          Officer (duly authorized officer and
                                          principal financial officer)