Form 10-Q/A
period 1998-12-31
EQUALNET COMMUNICATIONS CORP
filed 2000-04-25
CIK 936163

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-Q/A

                            (Amendment No. 1)

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

               For the quarterly period ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

          For the transition period from      , 19   to      , 19  .

                        Commission File Number: 0-25482

                         EQUALNET COMMUNICATIONS CORP.
            (Exact Name of Registrant as Specified in its Charter)

                TEXAS                                  76-0457803
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                Identification Number)

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

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                         EQUALNET COMMUNICATIONS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,    December 31,
                                                         1998          1998
                                                      -----------  ------------
                                                        (Note)     (Unaudited)
                       ASSETS
Current assets
  Cash and equivalents............................... $   459,581  $        --
  Accounts receivable, net of allowance for doubtful
   accounts of $1,034,253 at June 30, 1998 and
   $1,821,414 at December 31, 1998...................   5,839,284    9,909,274
  Due from agents....................................   1,596,590      603,429
  Advance on acquisition purchase price..............   3,014,000           --
  Prepaid expenses and other.........................     109,684      735,742
                                                      -----------  -----------
    Total current assets.............................  11,019,139   11,248,445
Property and equipment
  Computer equipment.................................  17,824,993   17,937,062
  Office furniture and fixtures......................   1,209,032    1,209,032
  Leasehold improvements.............................   1,177,592    1,185,927
                                                      -----------  -----------
                                                       20,211,617   20,332,021
  Accumulated depreciation and amortization..........  (4,837,626)  (6,546,152)
                                                      -----------  -----------
                                                       15,373,991   13,785,869
Customer acquisition costs, net of accumulated
 amortization of $14,381,407 at June 30, 1998 and
 $17,240,636 at December 31, 1998....................     355,984    6,297,219
Other assets.........................................   1,011,333      688,346
                                                      -----------  -----------
    Total assets..................................... $27,760,447  $32,019,879
                                                      ===========  ===========


Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

                         EQUALNET COMMUNICATIONS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                        June 30,   December 31,
                                                          1998         1998
                                                       ----------- ------------
                                                         (Note)    (Unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities Not Subject to Compromise
  Payable to providers of long distance services...... $ 6,627,711 $ 1,499,770
  Accounts payable....................................   4,237,310   4,605,200
  Accrued expenses....................................   3,838,315   1,456,624
  Accrued sales taxes.................................     205,108     994,244
  Notes payable to long distance providers............   1,183,059          --
  Debt in default.....................................   5,752,535          --
  Debt in default to an Affiliate.....................     400,000          --
  Contractual obligations with regard to receivable
   sales agreement....................................   2,334,710   2,189,446
  Notes Payable.......................................          --   1,256,300
                                                       ----------- -----------
    Total Current Liabilities Not Subject to
     Compromise.......................................  24,578,748  12,001,584
Current Liabilities Subject to Compromise (NOTE 2)....          --  15,292,049
                                                       ----------- -----------
    Total current liabilities.........................  24,578,748  27,293,633
Deferred rent.........................................     223,917          --
Notes Payable.........................................          --   6,626,056
Convertible Debt......................................          --   2,514,275
Shareholders' equity (deficit)
 Preferred stock, $.01 par value 5,000,000 shares
  authorized at June 30, 1998.........................   5,000,000  14,665,000

                         EQUALNET COMMUNICATIONS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          1998          1998
                                                       -----------  ------------
                                                         (Note)     (Unaudited)
Common stock, $.01 par value..........................     217,935      217,935
  Authorized shares--50,000,000 at June 30, 1998 and
   December 31, 1998. Issued and outstanding
   21,385,832 at June 30, 1998 and 18,385,832 at
   December 31, 1998..................................          --           --
  Treasury stock at cost; 400,447 shares at June 30,
   1998 at 3,400,447 at December 31, 1998.............    (817,153)  (2,506,153)
  Additional paid in capital..........................  37,063,468   37,513,468
  Stock warrants......................................   1,763,240    2,511,077
  Deferred compensation...............................    (115,826)    (115,826)
  Retained deficit.................................... (40,153,882) (56,699,586)
                                                       -----------  -----------
    Total shareholders' equity (deficit)..............   2,957,782    4,414,085
                                                       -----------  -----------
      Total liabilities and shareholders' equity
       (deficit)...................................... $27,760,447  $32,019,879
                                                       ===========  ===========


Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

                         EQUALNET COMMUNICATIONS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                            Three Months Ended          Six Months Ended
                               December 31,               December 31,
                         -------------------------  -------------------------
                            1997          1998         1997          1998
                         -----------  ------------  -----------  ------------
Revenues................ $ 6,481,336  $  7,617,444  $14,808,555  $ 16,010,585
Cost of Revenues........   4,728,835     9,464,319   10,993,553    17,349,333
                         -----------  ------------  -----------  ------------
                           1,752,501    (1,846,875)   3,815,002    (1,338,748)
Selling, general and
 administrative
 expenses...............   2,588,125     2,567,403    5,255,731     6,160,105
Depreciation and
 amortization...........   1,043,588     2,914,273    2,155,788     5,129,896
                         -----------  ------------  -----------  ------------
Operating loss..........  (1,879,212)   (7,328,551)  (3,596,517)  (12,628,749)
Other income (expense)
  Interest income.......          33            16        1,163           876
  Interest expense......    (432,069)     (527,640)    (785,454)   (1,334,941)
  Miscellaneous.........     132,765          (252)     105,428        17,101
                         -----------  ------------  -----------  ------------
                            (299,271)     (527,876)    (678,863)   (1,316,964)
                         -----------  ------------  -----------  ------------
Loss before federal
 income taxes and
 reorganization costs...  (2,178,483)   (7,856,427)  (4,275,380)  (13,945,713)
Benefit for federal
 income taxes...........          --            --           --            --
                         -----------  ------------  -----------  ------------
Loss before
 reorganization costs...  (2,178,483)   (7,856,427)  (4,275,380)  (13,945,713)
Reorganization costs....          --       (71,000)          --      (142,658)
                         -----------  ------------  -----------  ------------
  Net loss.............. $(2,178,483) $ (7,927,427) $(4,275,380) $(14,088,371)
                         ===========  ============  ===========  ============
Preferred stock
 dividends and deemed
 distributions ......... $        --  $ (2,087,192) $        --  $ (2,457,329)
Net loss available to
 Common shareholders.... $(2,178,483) $(10,014,619) $(4,275,380) $(16,545,700)
Net loss per share--
 basic and diluted...... $     (0.35) $      (0.54) $     (0.68) $      (0.85)
Weighted average number
 of shares..............   6,287,724    18,385,832    6,328,294    19,448,324

                         EQUALNET COMMUNICATIONS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                         Six Months Ended
                                                           December 31,
                                                     -------------------------
                                                        1997          1998
                                                     -----------  ------------
Operating Activities
Net loss...........................................  $(4,275,380) $(14,088,371)
Adjustments to reconcile net income to cash
 provided by (used in) operating activities
  Depreciation and amortization....................    2,155,788     5,129,896
  Provision for bad debt...........................      754,225     4,062,811
  Amortization of discount on convertible debt.....           --        60,716
  Interest charge on convertible debt issued at
   discount........................................      150,000       450,000
  Change in deferred rent..........................        9,573      (223,917)
  Compensation expense recognized for common stock
   issue...........................................       35,002            --
  Change in operating assets and liabilities:
    Accounts receivable............................    2,972,843    (3,468,695)
    Due from agents................................      769,650       431,570
    Prepaid expenses and other.....................     (104,108)     (626,058)
    Other assets...................................     (742,152)      247,438
    Accounts payable and accrued liabilities not
     subject to compromise.........................   (1,483,429)   (6,833,940)
    Accounts payable and accrued liabilities
     subject to compromise.........................           --    14,108,990
                                                     -----------  ------------
Net cash provided by (used in) operating
 activities........................................      242,012      (749,560)
Investing Activities
Purchase of property and equipment.................      (74,724)     (120,404)
Cash paid for acquisition..........................           --      (555,000)
Proceeds from sale of equipment....................           --        74,775
                                                     -----------  ------------
Net cash used in investing activities..............      (74,724)     (600,629)
Financing Activities
Proceeds from subordinated notes payable...........      957,260     2,923,245
Net repayments on revolving line of credit.........   (4,555,442)           --
Net proceeds on contractual obligations with regard
 to receivable sales agreement.....................    2,317,276      (145,264)
Repayments on capital lease obligations............      (42,000)           --
Proceeds from issuance of stock....................      350,000            --
Proceeds from issuance of warrants.................       42,740            --
Repayments on long-term debt.......................           --    (4,887,373)
Proceeds from convertible debt.....................           --     2,800,000
Proceeds from exchange of Common Stock for
 Preferred Stock...................................           --       200,000
                                                     -----------  ------------
Net cash provided by (used in) financing
 activities........................................     (930,166)      890,608
                                                     -----------  ------------
Net decrease in cash...............................     (762,878)     (459,581)
Cash, beginning of period..........................      828,478       459,581
                                                     -----------  ------------
Cash, end of period................................  $    65,600  $         --
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

                         EQUALNET COMMUNICATIONS CORP.

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

  The principal categories of claims classified as "Current Liabilities Subject to Compromise" on the Company's consolidated balance sheet are identified below:

      Payable to providers of long distance services............... $ 9,833,383
      Accounts payable.............................................   3,065,030
      Accrued expenses.............................................   1,210,577
      Notes Payable to long distance provider......................   1,183,059
                                                                    -----------
                                                                    $15,292,049
                                                                    ===========

                         EQUALNET COMMUNICATIONS CORP.

  The following condensed financial statements present the financial position of EqualNet as of December 31, 1998 and the results of its operations and cash flows for the six months ended December 31, 1998, and have been prepared on the same basis as the Company's consolidated financial statements.

                             EQUALNET CORPORATION

                                 BALANCE SHEET

                                  (UNAUDITED)

                                                                   December 31,
                                                                       1998
                                                                   ------------
                                                                   (Unaudited)
                              ASSETS
Current Assets
  Cash and equivalents............................................ $        --
  Accounts receivable, net of allowance for doubtful accounts of
   $1,457,160.....................................................   5,046,632
  Due from agents.................................................     602,429
                                                                   -----------
Total current assets..............................................   5,649,061
Property and equipment
  Computer equipment..............................................   4,547,284
  Office furniture and fixtures...................................   1,209,032
  Leasehold improvements..........................................   1,185,927
                                                                   -----------
                                                                     6,942,243
  Accumulated depreciation and amortization.......................  (4,516,454)
                                                                   -----------
                                                                     2,425,789
Other assets......................................................     290,018
                                                                   -----------
Total assets...................................................... $ 8,364,868
                                                                   ===========

              LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities Not Subject to Compromise
  Payable to providers of long distance services.................. $   606,769
  Accounts Payable................................................   1,806,015
  Accrued Expenses................................................     306,384
  Accrued sales taxes.............................................     502,017
  Debt in Default to an Affiliate.................................     400,000
  Contractual obligations with regard to receivable sales
   agreement......................................................     650,761
  Intercompany Note Payable.......................................  10,000,000
                                                                   -----------
    Total Current Liabilities Not Subject to Compromise...........  14,271,946
Current Liabilities Subject to Compromise
  Payable to providers of long distance services..................   9,833,383
  Accounts payable................................................   3,065,030
  Accrued expenses................................................   1,210,577
  Notes Payable to long distance providers........................   1,183,059
  Intercompany Note Payable.......................................  27,898,534
                                                                   -----------
    Total Current Liabilities Subject to Compromise...............  43,190,583
                                                                   -----------
    Total Current Liabilities.....................................  57,462,528
Shareholders' deficit
  Common Stock....................................................           1
  Retained deficit................................................ (49,097,660)
                                                                   -----------
Total shareholders' deficit....................................... (49,097,661)
                                                                   -----------
Total liabilities and shareholders' deficit....................... $ 8,364,868
                                                                   ===========

                         EQUALNET COMMUNICATIONS CORP.

                             EQUALNET CORPORATION

                            STATEMENT OF OPERATIONS

                                  (Unaudited)

                                                                    Six Months
                                                                      Ended
                                                                   December 31,
                                                                       1998
                                                                   ------------
                                                                   (Unaudited)
Revenues.......................................................... $ 8,868,886
Cost of Revenues..................................................  10,635,616
                                                                   -----------
                                                                    (1,766,730)
Selling, general and administrative expenses......................   4,354,885
Depreciation and amortization.....................................   1,374,892
                                                                   -----------
Operating loss....................................................  (7,496,507)
Other income
  Interest income.................................................         869
  Interest expense................................................    (203,501)
  Miscellaneous...................................................          --
                                                                   -----------
                                                                      (202,632)
                                                                   -----------
Loss before federal income taxes and other item...................  (7,699,139)
Benefit for federal income taxes..................................          --
                                                                   -----------
Loss before other item............................................  (7,699,139)
Reorganization Costs..............................................    (142,658)
                                                                   -----------
Net loss.......................................................... $(7,841,797)
                                                                   -----------

  Reorganization expenses, which represent professional fees, incurred during the six months ended December 31, 1998 totaled approximately $142,658.

                         EQUALNET COMMUNICATIONS CORP.

                             EQUALNET CORPORATION

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                  Six Months
                                                                    Ended
                                                                 December 31,
                                                                     1998
                                                                 ------------
OPERATING ACTIVITIES
Net loss........................................................ $ (7,841,797)
Adjustments to reconcile net loss to cash used in operating
 activities
  Depreciation and amortization.................................    1,374,892
  Provision for bad debt........................................    2,563,640
  Change in deferred rent.......................................     (223,917)
  Change in operating assets and liabilities:
   Accounts receivable..........................................   (1,770,989)
   Due from agents..............................................      432,658
   Other assets.................................................      188,983
   Accounts payable and accrued liabilities not subject to
    compromise..................................................  (11,203,896)
   Accounts payable and accrued liabilities subject to
    compromise..................................................   15,020,165
                                                                 ------------
Net cash used in operating activities...........................   (1,460,261)
INVESTING ACTIVITIES
Purchase of property and equipment..............................     (120,404)
                                                                 ------------
Net cash used in investing activities...........................     (120,404)
FINANCING ACTIVITIES
Net proceeds from intercompany note payable.....................    2,807,290
Net change on contractual obligations with regard to receivable
 sales agreement................................................   (1,683,949)
                                                                 ------------
Net cash provided by financing activities.......................    1,123,341
                                                                 ------------
Net decrease in cash............................................     (457,324)
Cash, beginning of period.......................................      457,324
                                                                 ------------
Cash, end of period............................................. $          0
                                                                 ============

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

                         EQUALNET COMMUNICATIONS CORP.

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

  Purchase consideration (in thousands):

      Cash paid........................................................ $ 3,569
      Fair value of preferred stock issued.............................   5,400
      Liabilities assumed..............................................   4,495
                                                                        -------
      Fair value of assets acquired (including intangibles)............ $13,464
                                                                        =======

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

                                                           Six Months Ended
                                                             December 31,
                                                        -----------------------
                                                           1997        1998
                                                        ----------  -----------
                                                        (in thousands, except
                                                          per share amounts)
      Revenues......................................... $   34,728  $    16,977
      Net income (loss)................................ $   (8,021) $   (13,970)
      Net loss per share............................... $    (1.27) $     (0.72)
                                                        ==========  ===========

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

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

NOTE 6--PREFERRED STOCK

 Series A Preferred Stock

  During fiscal year 1998 the Company issued 2,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") valued at $2,000,000 and had 2,030 and 2,000 shares of Series A Preferred with a stated value of $1,000 per share outstanding at June 30, 1999 and 1998, respectively. Series A Preferred dividends are cumulative at the rate of $60.00 per year, payable quarterly in either cash or additional shares of Series A Preferred. The Series A Preferred resolution has been amended effective October 28, 1998 to include conversion features such that the Series A Preferred is convertible at a discounted price. A deemed distribution approximating $1.3 million was recorded during the current quarter. Per the amended resolutions, the Holders of Series A have the right to convert their shares into the Company's common stock based upon a formula which, subject to the Company's continued listing on a national exchange, will not be less than $0.75 per share of common stock adjusted 31 days (and adjusted again every six months afterwards) after shareholder approval of the Company's proposed reverse stock split to 75% of the average closing price of the Company's common stock for the five previous trading days; the proposed reverse stock split has been submitted for shareholder approval in the Company's 1999 Annual Shareholder Meeting proxy statement. Should the Company be delisted from all national exchanges, the conversion floor is removed and the conversion formula of 85% of the Average Market Price (as defined by the Series A Preferred Stock Designation) has no lower conversion price per share limit. The Series A Preferred has a $1,000 liquidation preference plus accrued and unpaid dividends over the Company's common stock. The Company is prohibited from declaring or paying dividends on its common stock unless all accrued dividends on the Series A Preferred have been paid. The Series A Preferred is redeemable at a rate of $1,000 per share at the option of the holder when certain events, which are in control of the Company, occur such as the Company's inability to convert preferred shares into common shares. Series A Preferred ranks senior to the Company's other series of preferred stock in liquidation preference. Dividend payments for the Series A Preferred was waived by the holders through February 22, 1999.

 Series D Preferred Stock

  In connection with the 2001 Notes transaction, the Company issued to certain buyers, in the aggregate, approximately 3,750 shares of Series D Preferred Stock in exchange for, in the aggregate, 3,000,000 shares of Common Stock and exchange fees of, in the aggregate, $200,000. Each share of Series D Preferred Stock will

                         EQUALNET COMMUNICATIONS CORP.

be entitled to receive dividends at a rate of $60 per share per year, payable in cash or additional shares of Series D Preferred Stock. A deemed distribution of approximately $0.7 million was recorded in the current quarter.

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

NOTE 11--FIXED ASSETS

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

                         EQUALNET COMMUNICATIONS CORP.

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

 Results of Operations

  Sales for the three months ended December 31, 1998 increased 17% to $7.6 million compared to sales of $6.5 million for the same period of the prior year. Gross margin decreased during the current quarter to a deficit of $1.8 million compared to a positive gross margin of $1.7 million for the same period of the prior year. The net loss for the three months ended December 31, 1998, was $7.9 million and included no tax benefit. The net loss for the corresponding period in the previous year, excluding preferred stock dividends and deemed distributions was $2.2 million and included no tax benefit. The net loss for the three month period ended December 31, 1998 includes the write off of approximately $3.3 million of accounts receivable.

  The following table sets forth for the fiscal periods indicating the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income:

                                   Three Months Ended     Six Months Ended
                                      December 31,          December 31,
                                   --------------------   -------------------
                                     1997       1998        1997       1998
                                   ---------  ---------   --------   --------
                                      100.0%      100.0%     100.0%     100.0%
Cost of revenues.................      73.0%      124.2%      74.2%     108.4%
                                   --------   ---------   --------   --------
Gross margin.....................      27.0%      (24.2%)     25.8%      (8.4%)
Selling, general & administrative
 expenses........................      39.9%       33.7%      35.5%      38.5%
Depreciation and amortization....      16.1%       38.3%      14.6%      32.0%
                                   --------   ---------   --------   --------
Operating income (loss)..........     (29.0%)     (96.2%)    (24.3%)    (78.9%)

Other income (expense)
  Interest income................       0.0%        0.0%       0.0%       0.0%
  Interest expense...............      (6.6%)      (6.9%)     (5.3%)     (8.3%)
  Miscellaneous..................       2.0%        0.0%       0.7%       0.1%
                                   --------   ---------   --------   --------
                                       (4.6%)      (6.9%)     (4.6%)     (8.2%)
Loss before federal income taxes
 and reorganization cost.........     (33.6%)    (103.1%)    (28.9%)    (87.1%)
Provision for federal income
 taxes...........................       0.0%        0.0%       0.0%       0.0%
                                   --------   ---------   --------   --------
Net Loss before reorganization
 costs...........................     (33.6%)    (103.1%)    (28.9%)    (87.1%)
Reorganization costs.............       0.0%       (0.9%)      0.0%      (0.9%)
                                   --------   ---------   --------   --------
Net Loss.........................     (33.6%)    (104.0%)    (28.9%)    (88.0%)
                                   ========   =========   ========   ========

 Sales

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

Item 6. Exhibits and Reports on Form 8-K

  a. Exhibits

 Exhibit
   No.   Description
 ------- -----------
   3.1   Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's
         Registration Statement on Form S-1 Registration No. 33-88742; filed on
         February 13, 1995).

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

  27.1   Financial Data Schedule (filed previously).

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EQUALNET COMMUNICATIONS CORP.

                                          /s/ Mitchell H. Bodian
                                          -------------------------------------
                                          Mitchell H. Bodian, Chief Executive
                                           Officer (duly
                                          authorized officer and principal
                                           financial officer)

Date: April 24, 2000