Form 10-Q/A
period 1999-03-31
EQUALNET COMMUNICATIONS CORP
filed 2000-04-25
CIK 936163

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]  No [_]

  There were 31,974,369 shares of the Registrant's $.01 par value common stock outstanding as of January 10, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                         EQUALNET COMMUNICATIONS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,     March 31,
                                                         1998         1999
                                                      -----------  -----------
                                                        (Note)     (Unaudited)
                       ASSETS
                       ------
Current assets
  Cash and equivalents............................... $   459,581  $   744,414
  Accounts receivable, net of allowance for doubtful
   accounts of $1,034,253 at June 30, 1998 and
   $2,417,936 at March 31, 1999......................   5,839,284   13,235,942
  Due from agents....................................   1,596,590      337,120
  Advance on acquisition purchase price..............   3,014,000           --
  Prepaid expenses and other.........................     109,684      442,771
                                                      -----------  -----------
    Total current assets.............................  11,019,139   14,760,247

Property and equipment
  Computer equipment.................................  17,824,993   18,793,237
  Office furniture and fixtures......................   1,209,032    1,209,032
  Leasehold improvements.............................   1,177,592    1,246,855
                                                      -----------  -----------
                                                       20,211,617   21,249,124
  Accumulated depreciation and amortization..........  (4,837,626)  (7,590,123)
                                                      -----------  -----------
                                                       15,373,991   13,659,001

Customer acquisition costs, net of accumulated
 amortization of $13,957,622 at June 30, 1998 and
 $19,494,491 at March 31, 1999.......................     355,984    5,408,189
Marketing agents contracts, net of accumulated
 amortization of $166,849 at March 31, 1999..........          --    1,835,342
Other assets.........................................   1,011,333      763,854
                                                      -----------  -----------
    Total assets..................................... $27,760,447  $36,426,633
                                                      ===========  ===========


   Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

                         EQUALNET COMMUNICATIONS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,     March 31,
                                                         1998          1999
                                                     ------------  ------------
                                                        (Note)     (Unaudited)
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current Liabilities Not Subject to Compromise--Post
 Petition (Note 2)
  Payable to providers of long distance services...  $  6,627,711  $  1,155,335
  Accounts payable.................................     4,237,310     4,827,511
  Accrued expenses.................................     3,838,315     2,351,788
  Accrued sales taxes..............................       205,108       985,437
  Notes payable to long distance providers.........     1,183,059            --
  Debt in default..................................     5,752,535     6,092,553
  Debt in default to an Affiliate..................       400,000            --
  Contractual obligations with regard to receivable
   sales agreement.................................     2,334,710     3,783,071
  Notes Payable....................................            --     1,624,183
                                                     ------------  ------------
    Total Current Liabilities Not Subject to
     Compromise--Post Petition.....................    24,578,748    20,819,878
Current Liabilities Not Subject to Compromise--Pre
 Petition (Note 2)
  Accrued sales taxes..............................            --       287,902
  Contractual obligations with regard to receivable
   sales agreement.................................            --     2,010,072
  Notes Payable....................................            --       400,000
                                                     ------------  ------------
    Total Current Liabilities Not Subject to
     Compromise--Pre Petition......................            --     2,697,974
Current Liabilities Subject to Compromise (Note
 2)................................................            --    15,216,266
                                                     ------------  ------------
    Total current liabilities......................    24,578,748    38,734,118

Deferred rent......................................       223,917            --
Notes Payable......................................            --     2,172,436
Convertible Debt...................................            --     2,559,812
Shareholders' equity
 (deficit) Preferred stock, $.01 par value
  5,000,000 shares authorized at June 30, 1998.....     5,000,000    15,815,094
 Common stock, $.01 par value
  Authorized shares--50,000,000 at June 30, 1998
    and December 31, 1998. Issued and outstanding
    21,385,832 at June 30, 1998 and 20,189,611 at
    March 31, 1999.................................       217,935       235,582
 Treasury stock at cost; 400,447 shares at June 30,
  1998 and 3,408,703 at March 31, 1999.............      (817,153)   (2,522,644)
 Additional paid in capital........................    37,063,468    39,613,597
 Stock warrants....................................     1,763,240     2,698,810
 Deferred compensation.............................      (115,826)      (20,415)
 Retained deficit..................................   (40,153,882)  (62,859,757)
                                                     ------------  ------------
    Total shareholders' equity (deficit)...........     2,957,782    (7,039,733)
                                                     ------------  ------------
    Total liabilities and shareholders' equity
     (deficit).....................................  $ 27,760,447  $ 36,426,633
                                                     ============  ============

Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

                         EQUALNET COMMUNICATIONS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                             Three Months Ended         Nine Months Ended
                                  March 31,                 March 31,
                           ------------------------  -------------------------
                              1998         1999         1998          1999
                           -----------  -----------  -----------  ------------
Sales....................  $ 5,765,688  $ 9,345,633  $20,574,243  $ 25,356,218
Cost of Sales............    4,640,738    7,459,706   15,634,291    24,809,039
                           -----------  -----------  -----------  ------------
                             1,124,950    1,885,927    4,939,952       547,179
Selling, general and
 administrative
 expenses................    3,749,553    2,255,979    9,005,284     8,488,203
Depreciation and
 amortization............    1,146,239    3,737,712    3,302,027     8,867,608
                           -----------  -----------  -----------  ------------
Operating loss...........   (3,770,842)  (4,107,764)  (7,367,359)  (16,808,632)

Other income (expense)
  Interest income........        5,537           --        6,700           877
  Interest expense.......     (245,319)    (721,942)  (1,180,773)   (1,984,766)
  Miscellaneous..........      (31,507)     (54,266)      73,922       (37,165)
                           -----------  -----------  -----------  ------------
                              (271,289)    (776,208)  (1,100,151)   (2,021,054)

Loss before federal
 income taxes and
 reorganization costs....   (4,042,131)  (4,883,972)  (8,467,510)  (18,829,686)
Benefit for federal
 income taxes............           --           --           --            --
                           -----------  -----------  -----------  ------------
Loss before
 reorganization costs....   (4,042,131)  (4,883,972)  (8,467,510)  (18,829,686)
Reorganization costs.....           --     (234,000)          --      (376,658)
                           -----------  -----------  -----------  ------------
    Net loss.............  $(4,042,131) $(5,117,972) $(8,467,510) $(19,206,344)
                           ===========  ===========  ===========  ============
Preferred stock dividends
 and deemed
 distributions...........      (11,557)  (1,042,753)     (11,557)   (3,500,082)
                           -----------  -----------  -----------  ------------
Net loss available to
 Common shareholders.....  $(4,053,688) $(6,160,725) $(8,479,067) $(22,706,426)
                           ===========  ===========  ===========  ============
Net loss per share--basic
 and diluted.............  $     (0.43) $     (0.32) $     (1.15) $      (1.18)
                           ===========  ===========  ===========  ============
Weighted average number
 of shares...............    9,486,275   19,027,111    7,365,587    19,309,972
                           ===========  ===========  ===========  ============

                         EQUALNET COMMUNICATIONS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                        Nine Months Ended
                                                            March 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------  ------------
Operating activities
Net loss...........................................  $(8,467,510) $(19,206,344)
Adjustments to reconcile net income to cash
 provided by (used in) operating activities
  Depreciation and amortization....................    3,302,027     8,867,608
  Provision for bad debt...........................    1,112,310     1,383,683
  Amortization of discount on convertible debt.....           --       106,253
  Interest charge on convertible debt issued at
   discount........................................      150,000       450,000
  Change in deferred rent..........................        7,203      (223,917)
  Compensation expense recognized for common stock
   issue...........................................       52,502        35,417
  Change in operating assets and liabilities:
    Accounts receivable............................    3,141,625    (3,705,510)
    Due from agents................................    1,068,981        (6,727)
    Prepaid expenses and other.....................     (294,782)      129,594
    Other assets...................................   (1,167,723)      203,498
    Accounts payable and accrued liabilities not
     subject to compromise.........................      130,461    (5,220,046)
    Accounts payable and accrued liabilities
     subject to compromise.........................           --    14,083,207
                                                     -----------  ------------
Net cash provided by (used in) operating
 activities........................................     (964,906)   (3,103,284)

Investing activities
Purchase of property and equipment.................   (6,369,202)     (639,934)
Cash paid for acquisition..........................   (1,550,000)     (555,000)
Proceeds from sale of equipment....................           --        74,775
                                                     -----------  ------------
Net cash used in investing activities..............   (7,919,202)   (1,120,159)
Financing activities
Proceeds from subordinated notes payable...........           --     4,981,615
Proceeds from notes payable........................    7,407,260
Net repayments on revolving line of credit.........   (4,555,442)           --
Net proceeds on contractual obligations with regard
 to receivable sales agreement.....................    1,861,274     3,458,433
Repayments on capital lease obligations............      (51,000)           --
Proceeds from issuance of stock....................    6,249,999       107,155
Proceeds from issuance of warrants.................      142,740            --
Repayments on long-term debt.......................           --    (7,038,927)
Proceeds from convertible debt.....................           --     2,800,000
Proceeds from exchange of Common Stock for
 Preferred Stock...................................           --       200,000
                                                     -----------  ------------
Net cash provided by (used in) financing
 activities........................................   11,054,831     4,508,276
                                                     -----------  ------------
Net increase in cash...............................    2,170,723       284,833
Cash, beginning of period..........................      828,478       459,581
                                                     -----------  ------------
Cash, end of period................................  $ 2,999,201  $    744,414
                                                     ===========  ============
Reorganization costs paid..........................  $        --  $     71,658
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

                         EQUALNET COMMUNICATIONS CORP.

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

  The principal categories of claims classified as "Current Liabilities Subject to Compromise" on the Company's consolidated balance sheet are identified below:

      Payable to providers of long distance services............... $ 9,833,383
      Accounts payable.............................................   3,060,247
      Accrued expenses.............................................   1,139,577
      Notes Payable to long distance provider......................   1,183,059
                                                                    -----------
                                                                    $15,216,266
                                                                    ===========

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

                             EQUALNET CORPORATION
                                 BALANCE SHEET
                                  (Unaudited)

                                                                 March 31, 1999
                                                                 --------------
                                                                  (Unaudited)
                             ASSETS
                             ------
Current assets
  Cash and equivalents..........................................  $    482,114
  Accounts receivable, net of allowance for doubtful accounts of
   $1,574,629...................................................     4,783,502
  Due from agents...............................................       329,393
                                                                  ------------
Total current assets............................................     5,595,009
Property and equipment
  Computer equipment............................................     4,558,189
  Office furniture and fixtures.................................     1,209,032
  Leasehold improvements........................................     1,246,855
                                                                  ------------
                                                                     7,014,076
  Accumulated depreciation and amortization.....................    (4,708,028)
                                                                  ------------
                                                                     2,306,048
Other assets....................................................       318,518
                                                                  ------------
Total assets....................................................  $  8,219,575
                                                                  ============

             LIABILITIES AND SHAREHOLDERS' DEFICIT
             -------------------------------------
Current Liabilities Not Subject to Compromise
Post Petition (Note 2)
  Payable to providers of long distance services................  $    262,333
  Accounts Payable..............................................     2,067,701
  Accrued Expenses..............................................       821,005
  Accrued sales taxes...........................................       236,433
  Debt in Default to an Affiliate...............................            --
  Contractual obligations with regard to receivable Sales
   agreement....................................................      (193,972)
  Intercompany Note Payable.....................................    10,000,000
                                                                  ------------
    Total Current Liabilities Not Subject to Compromise Post
     Petition...................................................    13,193,500
Current Liabilities Not Subject to Compromise
Pre Petition (Note 2)
  Contractual obligations with regard to receivable Sales
   agreement....................................................     2,010,072
  Accrued sales taxes...........................................       287,902
  Notes Payable.................................................       400,000
                                                                  ------------
    Total Current Liabilities Not Subject to Compromise Pre
     Petition...................................................     2,697,974
Current Liabilities Subject to Compromise
  Payable to providers of long distance services................     9,833,383
  Accounts payable..............................................     3,060,247
  Accrued expenses..............................................     1,139,577
  Notes Payable to long distance providers......................     1,183,059
  Intercompany Note Payable.....................................    27,605,154
                                                                  ------------
    Total Current Liabilities Subject to Compromise.............    42,821,420
                                                                  ------------
    Total Current Liabilities...................................    58,712,894
Shareholders' deficit
  Common Stock..................................................             1
  Retained deficit..............................................   (50,493,320)
                                                                  ------------
Total shareholders' deficit.....................................   (50,493,319)
                                                                  ------------
Total liabilities and shareholders' deficit.....................  $  8,219,575
                                                                  ============

                         EQUALNET COMMUNICATIONS CORP.

                             EQUALNET CORPORATION

                            STATEMENT OF OPERATIONS

                                  (Unaudited)

                                                               Nine Months Ended
                                                                March 31, 1999
                                                               -----------------
                                                                  (Unaudited)
Revenues......................................................    $11,589,169
Cost of Revenues..............................................     12,416,276
                                                                  -----------
                                                                     (827,107)
Selling, general and administrative expenses..................      5,875,703
Depreciation and amortization.................................      1,839,503
                                                                  -----------
Operating loss................................................     (8,542,313)
Other income (expense)
  Interest income.............................................            869
  Interest expense............................................       (270,636)
  Miscellaneous...............................................        (48,718)
                                                                  -----------
                                                                     (318,485)
                                                                  -----------
Loss before federal income taxes and other item...............     (8,860,798)
Benefit for federal income taxes..............................             --
                                                                  -----------
Loss before other item........................................     (8,860,798)
Reorganization Costs..........................................       (376,658)
                                                                  -----------
Net loss......................................................    $(9,237,456)
                                                                  ===========

  Reorganization expenses, which represent professional fees, incurred during the quarter ended March 31, 1999 totaled approximately $234,000.

                         EQUALNET COMMUNICATIONS CORP.

                             EQUALNET CORPORATION

                            STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                             Nine Months Ended
                                                              March 31, 1999
                                                             -----------------
Operating activities
Net loss....................................................   $ (9,237,456)
Adjustments to reconcile net loss to cash used in operating
 activities
  Depreciation and amortization.............................      1,839,503
  Provision for bad debt....................................      2,681,109
  Change in deferred rent...................................       (223,917)
  Change in operating assets and liabilities:
    Accounts receivable.....................................     (1,625,328)
    Due from agents.........................................        705,694
    Other assets............................................       (112,554)
    Accounts payable and accrued liabilities not subject to
     compromise.............................................    (10,749,706)
    Accounts payable and accrued liabilities subject to
     compromise.............................................     14,651,002
                                                               ------------
Net cash used in operating activities.......................     (2,071,653)
Investing activities
Purchase of property and equipment..........................       (192,237)
                                                               ------------
Net cash used in investing activities.......................       (192,237)
Financing activities
Net proceeds from intercompany note payable.................      2,807,290
Net change on contractual obligations with regard to
 receivable sales agreement.................................       (518,610)
                                                               ------------
Net cash provided by financing activities...................      2,288,680
                                                               ------------
Net increase in cash........................................         24,790
Cash, beginning of period...................................        457,324
                                                               ------------
Cash, end of period.........................................   $    482,114
                                                               ============
Reorganization costs paid...................................   $     71,658
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

                         EQUALNET COMMUNICATIONS CORP.

the exit facility, the Company would continue to own EqualNet after the bankruptcy proceedings. There can be no assurance that the Company will raise the capital required to fund the exit facility.

NOTE 4--ACQUISITIONS AND ASSET PURCHASES

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

      Purchase consideration (in thousands):
        Cash paid...................................................... $ 3,569
        Fair value of preferred stock issued...........................   5,400
        Liabilities assumed............................................   4,495
                                                                        -------
        Fair value of assets acquired (including intangibles)           $13,464
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

                         EQUALNET COMMUNICATIONS CORP.

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

                                                           Nine Months Ended
                                                               March 31,
                                                         ----------------------
                                                            1998        1999
                                                         ----------  ----------
                                                         (in thousands, except
                                                          per share amounts)
      Revenues.......................................... $   52,092  $   20,206
      Net income (loss)................................. $  (12,032) $  (17,889)
      Net loss per share................................ $    (1.63) $    (0.93)

 ACMI

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

      Purchase consideration (in thousands):
        Fair value of Common Stock issued............................... $1,727
        Liabilities assumed.............................................  1,076
                                                                         ------
        Fair value of assets acquired (including intangibles)........... $2,803
                                                                         ======

  The Company recorded marketing agent contracts as an asset valued at approximately $2.0 million. This asset is being amortized on the straight line method over a three year period. The results of operations related to the ACMI acquisition do not have a material effect on the operations of the Company and therefore pro forma information is not presented.

                         EQUALNET COMMUNICATIONS CORP.

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

  EqualNet entered into an agreement with RFC, effective June 18, 1997, which is essentially a receivable purchase arrangement which bases borrowing capacity on a percentage of EqualNet's outstanding receivables up to a maximum allowable amount of $10.0 million and allows for the lender to cease funding of new receivables without prior written notice at the lender's option. The program fee applied to the outstanding balance of net purchased receivables was prime plus 4.5% per annum (13% at June 30, 1998), but changed to prime plus 7% on September 17, 1998 (after the Chapter 11 filing by EqualNet). As of March 31, 1999, the amount owed to RFC under this agreement was approximately $1.8 million with a credit reserve of $106,000. This RFC agreement was extended on July 19, 1998 and subsequently amended and approved by EqualNet's bankruptcy court on November 23, 1998.

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

                         EQUALNET COMMUNICATIONS CORP.

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

  In connection with the January 27, 1999 BCI transaction, USC Telecom assumed a $1.5 million term loan payable to RFC. The note bears interest at the prime rate plus 4.5%. The term of the facility is two years from the funding date. As of March 31, 1999, the amount owed to RFC under the USC Telecom agreement was approximately $1.5 million. In addition, USC Telecom assumed the accounts receivable purchase arrangement that BCI had with RFC. The maximum purchase commitment is $10 million with a program fee of prime plus 3.0%. As of March 31, 1999 the amount owed to RFC under this receivable purchase arrangement was approximately $2.1 million.

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

NOTE 6--PREFERRED STOCK

Series A Preferred Stock

  During fiscal year 1998 the Company issued 2,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") valued at $2,000,000 and had 2,030 and 2,000 shares of Series A Preferred with a stated value of $1,000 per share outstanding at June 30, 1999 and 1998, respectively. Series A Preferred dividends are cumulative at the rate of $60.00 per year, payable quarterly in either cash or additional shares of Series A Preferred. The Series A Preferred resolution has been amended effective October 28, 1998 to include conversion features such that the Series A Preferred is convertible at a discounted price. A deemed distribution approximating $0.7 million was recorded during the current quarter. Per the amended resolutions, the Holders of

                         EQUALNET COMMUNICATIONS CORP.

Series A have the right to convert their shares into the Company's common stock based upon a formula which, subject to the Company's continued listing on a national exchange, will not be less than $0.75 per share of common stock adjusted 31 days (and adjusted again every six months afterwards) after shareholder approval of the Company's proposed reverse stock split to 75% of the average closing price of the Company's common stock for the five previous trading days; the proposed reverse stock split has been submitted for shareholder approval in the Company's 1999 Annual Shareholder Meeting proxy statement. Should the Company be delisted from all national exchanges, the conversion floor is removed and the conversion formula of 85% of the Average Market Price (as defined by the Series A Preferred Stock Designation) has no lower conversion price per share limit. The Series A Preferred has a $1,000 liquidation preference plus accrued and unpaid dividends over the Company's common stock. The Company is prohibited from declaring or paying dividends on its common stock unless all accrued dividends on the Series A Preferred have been paid. The Series A Preferred is redeemable at a rate of $1,000 per share at the option of the holder when certain events, which are in control of the Company, occur such as the Company's inability to convert preferred shares into common shares. Series A preferred ranks senior to the Company's other series of preferred stock in liquidation preference. Dividend payments for the Series A Preferred was waived by the holders through February 22, 1999.

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

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

NOTE 10--SUBSEQUENT EVENTS

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

                         EQUALNET COMMUNICATIONS CORP.

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

  The Company has informed Nasdaq that it intends to propose to its shareholders at the Company's next annual meeting that they approve giving the Company's Board of Directors the discretionary authority to effect a reverse split of the Company's Common stock if such reverse split is deemed by the Board to be essential for the Company conforming to Nasdaq's minimum bid price requirement. The Company anticipates that its next annual meeting of shareholders will occur sometime in July, 1999.

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

through the operations of the assets or a combination of operating the assets and potential sale of the assets. However, it is reasonably possible that the undiscounted cash flows may change in the near future resulting in the need to write-down those assets to fair value.

NOTE 12--SHAREHOLDER'S EQUITY

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

NOTE 13--RELATED PARTY TRANSACTIONS

  In March 1999, the Company issued 136,296 shares of its Common Stock to Directors of the Company in satisfaction of amounts owed for unpaid Director fees. Ronald J. Salazar, a director of the Company, was also issued 30,000 shares of the Company's Common Stock for satisfaction of services rendered.

  On January 21, 1999, the Company closed a transaction dated effective December 31, 1998 for the acquisition of substantially all of the assets of Limit, LLC, a Tennessee limited liability company. Zane Russell, a director of the Company at the time of the closing of the transaction, was paid 105,000 shares of Common Stock as a fee for his role in completing this transaction. See ACMI Purchase Agreement--Exhibit 10.1.

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

 Results of Operations

  Sales for the three months ended March 31, 1999 increased 62.1% to $9.3 million compared to sales of $5.8 million for the same period of the prior year. Gross margin increased during the current quarter to $1.9 million compared to a gross margin of $1.1 million for the same period of the prior year. The net loss for the three months ended March 31, 1999, excluding preferred stock dividends and deemed distributions was $5.1 million and included no tax benefit. The net loss for the corresponding period in the previous year was $4.0 million and included no tax benefit.

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

  The following table sets forth for the fiscal periods indicating the percentages of total sales represented by certain items reflected in the Company's consolidated statements of income:

                                              Three Months      Nine Months
                                                  Ended            Ended
                                                March 31,        March 31,
                                              ---------------   -------------
                                               1998     1999    1998    1999
                                              ------   ------   -----   -----
Revenues....................................   100.0%   100.0%  100.0%  100.0%
Cost of revenues............................    80.5%    79.8%   76.0%   97.8%
                                              ------   ------   -----   -----
Gross margin................................    19.5%    20.2%   24.0%    2.2%
Selling, general & administrative expenses..    65.0%    24.1%   43.8%   33.5%
Depreciation and amortization...............    19.9%    40.0%   16.0%   35.0%
                                              ------   ------   -----   -----
Operating income (loss).....................   (65.4%)  (44.0%) (35.8%) (66.3%)
Other income (expense)
  Interest income...........................     0.1%     0.0%    0.0%    0.0%
  Interest expense..........................    (4.3%)   (7.7%)  (5.7%)  (7.8%)
  Miscellaneous.............................    (0.5%)   (0.6%)   0.4%   (0.2%)
                                              ------   ------   -----   -----
                                                (4.7%)   (8.3%)  (5.3%)  (8.0%)
Loss before federal income taxes and
 reorganization cost........................   (70.1%)  (52.3%) (41.1%) (74.3%)
Provision for federal income taxes..........     0.0%     0.0%    0.0%    0.0%
                                              ------   ------   -----   -----
Net Loss before reorganization costs........   (70.1%)  (52.3%) (41.1%) (74.3%)
Reorganization costs........................     0.0%    (2.5%)   0.0%   (1.5%)
                                              ------   ------   -----   -----
Net Loss....................................   (70.1%)  (54.8%) (41.1%) (75.8%)
                                              ======   ======   =====   =====

 Sales

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

  On January 21, 1999, the Company closed a transaction dated effective December 31, 1998 for the acquisition of substantially all of the assets of Limit, LLC, a Tennessee limited liability company, in exchange for the issuance of 1,000,000 shares of Common Stock. There are earn out provisions based upon future performance that could result in the issuance of up to an additional 1,500,000 shares of Common Stock. Zane Russell, a director of the Company at the time of the closing of the transaction, was paid 105,000 shares of Common Stock as a fee for his role in completing this transaction. See ACMI Purchase Agreement -Exhibit 10.1.

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

Item 6. Exhibits and Reports on Form 8-K

  a. Exhibits

    Exhibit
      No.   Description
    ------- -----------
    10.1    Amended and Restated Asset Purchase Agreement among ACMI
            Acquisition Corp., EqualNet Communications Corp., Limit LLC d/b/a
            AMCI and members of Limit LLC (filed previously)
    10.2    Subscription Agreement with Kevin Pirolo (filed previously)
    10.3    Purchase Agreement between RFC Capital Corporation and USC Telecom,
            Inc. (filed previously)
    10.4    Assumption Agreement between RFC Capital Corporation and USC
            Telecom, Inc. (filed previously)
    10.5    Common Stock Purchase Warrant for RFC Capital Corporation (filed previously)
    10.6    Subscription Agreement with LaMonda Management Family Limited
            Partnership (filed previously)
    27.1    Financial Data Schedule (filed previously)

  b. Reports on Form 8-K

   The Company filed a Current Report on Form 8-K on February 5, 1999, reporting under item -.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EQUALNET COMMUNICATIONS CORP.

   Date:                             /s/Mitchell H. Bodian
        April 24, 2000
     ---------------------           ------------------------------------------
                                      Mitchell H. Bodian, President and Chief
                                                 Executive Officer
                                     (duly authorized officer and principal
                                     financial officer)