Form 10-K405/A
period 1999-06-30
EQUALNET COMMUNICATIONS CORP
filed 2000-04-27
CIK 936163

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                         EQUALNET COMMUNICATIONS CORP.

         A TEXAS CORPORATION                   IRS EMPLOYER NO. 76-0457803

                          1250 WOOD BRANCH PARK DRIVE
                              HOUSTON, TEXAS 77079
                         Telephone Number 281/529-4600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 Par Value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of the voting stock (common stock) held by non-affiliates of registrant as of March 24, 2000 $9,667,431

   Number of shares of registrant's common stock outstanding as of March 24, 2000 36,231,035

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                     Page
 ----                                                                     ----
 PART I
 1.  BUSINESS...........................................................    1
 2.  PROPERTIES.........................................................    7
 3.  LEGAL PROCEEDINGS..................................................    8
 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................    9
 PART II
 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS...........................................................   10
 6.  SELECTED FINANCIAL DATA............................................   12
 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS.............................................   13
 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........   19
 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................   19
 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE..............................................   19
 PART III
 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................   19
 11. EXECUTIVE COMPENSATION.............................................   21
 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....   22
 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................   27
 PART IV
 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...   30

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

   The Company's revenues increased to $32.4 million in fiscal year ended June 30, 1999, as compared to $24.9 million for the fiscal year ended June 30, 1998. Revenues for the fiscal year ended June 30, 1997 were $46.6 million. Pretax losses (before extraordinary items) for the years ended June 30, 1999, 1998, and 1997 were $28.0 million, $17.9 million, and $12.6 million, respectively.

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

   In October, 1998, the Company began to disconnect its Switches in order to reduce fixed costs in areas in which the Company had little or no long-distance traffic which simultaneously allowed the Company to reconfigure its circuits to increase its margins in areas where the Company had concentrations of traffic. The Company has adopted a geographic focus around six of its switch sites:
Houston, Dallas, Miami, Los Angeles, Chicago, and New York. In addition to providing dedicated service to key accounts, the Company has entered into wholesale agreements, such as partitioning or leasing contracts, to turn its Switches into revenue-generating assets.

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

   Many first- and second-tier companies, most notably AT&T, Sprint, MCI WorldCom and Frontier, have been providing long-distance products for resale for a number of years to capture incremental traffic volume. In 1991, EqualNet entered into the first of its agreements with AT&T to resell long distance service over AT&T's network. In 1994, EqualNet entered into an agreement with Sprint to resell long distance over Sprint's network. In 1996, EqualNet replaced its direct contractual relationship with Sprint with its arrangement with a third-party reseller to continue service to EqualNet's customers over Sprint's network. In 1998, Equalnet entered into a contract with MCI WorldCom to resell long distance over MCI WorldCom's network. In 1999, EqualNet entered into agreements with Frontier and Qwest to resell long distance over their networks.

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

ACMI Acquisition

   In January 1999, the Company acquired substantially all of the assets of Limit LLC; doing business as ACMI ("ACMI") a network marketing company with approximately 2,500 independent agents. In connection with this transaction, the Company issued 1 million shares of its common stock and assumed a note payable of $1 million. Subsequent to year-end, the parties of this transaction agreed to modify the transaction whereby the Company would, in consideration for the issued shares of the Company's common stock, no longer be liable for ACMI's $1 million note payable the Company had previously agreed to pay, and acquire assets primarily consisting of the independent agent contracts, debit card platform, and other associated assets.

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

   Restrictions on the marketing of telecommunications services are becoming stricter in the wake of widespread consumer complaints throughout the industry for "slamming" (the unauthorized conversion of a customer's pre-selected telecommunications carrier) and "cramming" (the unauthorized provision of and billing for additional telecommunications services). The Telecommunications Act of 1996 strengthened penalties against slamming, and the FCC has issued rules tightening federal requirements on the verification of orders for telecommunications services and establishing additional financial penalties for slamming. In addition, many states have been active in restricting marketing through new legislation and regulation, as well as through enhanced enforcement activities. The constraints of federal and state regulation, as well as increased FCC and state enforcement attention, could limit the scope and the success of the Company's marketing efforts and subject them to enforcement action.

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

                                                        Fiscal Year Ended
                                                         June 30,
                                                       Price Range
                                                 -----------------------
                                                   High           Low
                                                 ---------      --------
  1999
  Fourth Quarter................................    $1 7/32       $  5/8
  Third Quarter.................................    $1 1/2        $  9/16
  Second Quarter................................    $1 1/4        $  13/16
  First Quarter.................................    $1 3/8        $  9/32

  1998
  Fourth Quarter................................    $3            $1 13/16
  Third Quarter.................................    $2 31/32      $  13/16
  Second Quarter................................    $2 1/8        $1 1/4
  First Quarter.................................    $2 7/16       $  7/8

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

                                            Fiscal Year Ended June 30,
                          -------------------------------------------------------------------
                             1995          1996          1997          1998          1999
                          -----------  ------------  ------------  ------------  ------------
INCOME STATEMENT DATA:
Sales...................  $67,911,000  $ 78,355,000  $ 46,588,000  $ 24,877,000  $ 32,436,000
Cost of sales...........   54,655,000    61,807,000    34,481,000    21,992,000    30,528,000
Selling, general and
 administrative
 expenses...............    8,936,000    13,720,000    12,453,000    14,139,000    13,372,000
Depreciation and
 amortization...........    1,356,000     5,934,000     6,000,000     4,735,000    10,559,000
Write down of assets....           --     6,882,000     4,400,000     1,134,000     3,070,000
                          -----------  ------------  ------------  ------------  ------------
Operating income
 (loss).................    2,964,000    (9,988,000)  (10,746,000)  (17,123,000)  (25,093,000)
Other income (expense)..      (93,000)   (1,089,000)   (1,889,000)     (820,000)   (2,918,000)
                          -----------  ------------  ------------  ------------  ------------
Income (loss) before
 federal income taxes
 and extraordinary
 item...................    2,871,000   (11,077,000)  (12,635,000)  (17,943,000)  (28,011,000)
Provision (benefit) for
 federal income taxes...      507,000    (2,660,000)    2,346,000            --            --
                          -----------  ------------  ------------  ------------  ------------
Net income (loss) before
 extraordinary item.....  $ 2,364,000  $ (8,417,000) $(14,981,000) $(17,943,000)  (28,011,000)
Extraordinary gain on
 forgiveness of debt....  $        --  $         --  $         --  $         --  $ 10,022,000
Net Income (loss).......  $ 2,364,000  $ (8,417,000) $(14,981,000) $(17,943,000) $(17,989,000)
Net loss per share--
 basic and diluted......               $      (1.40) $      (2.46) $      (1.64)        (1.11)
                                       ------------  ------------  ------------  ------------
Pro forma net
 income(1)..............  $ 1,751,000
                          -----------  ------------  ------------  ------------  ------------
Pro forma net income per
 share..................  $      0.38
                          -----------
Weighted average number
 of shares(2)...........    4,618,043     6,017,332     6,096,932    10,943,630    19,936,124
                          -----------  ------------  ------------  ------------  ------------
Cash dividends per
 share(3)...............  $      0.61  $         --  $         --  $         --  $         --
                          -----------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:
Cash and equivalents....  $ 3,527,000  $    382,000  $    828,000  $    460,000  $    266,000
Working capital
 (deficiency)...........    7,772,000    (3,161,000)   (4,667,000)  (13,560,000)   (7,673,000)
Total assets............   39,316,000    34,596,000    19,162,000    27,760,000    25,714,000
Total long-term debt and
 capital leases, net of
 current portion........    1,143,000        45,000            --            --     5,301,000
Total shareholders'
 equity (deficit).......   20,706,000    12,384,000    (1,689,000)    2,958,000     3,728,000

--------
(1) From July 1, 1992 to March 7, 1995, the Company had reported for federal income tax purposes as an S corporation. Accordingly, all taxable earnings of the Company during that time have been taxed directly to the shareholders of the Company at their individual tax rates. A pro forma adjustment to reflect federal and state income taxes as if the Company were a C corporation is presented for the respective periods at an estimated effective rate of 39%.
(2) Shares used to compute pro forma net income per share are based upon the actual weighted-average shares outstanding giving retroactive effect to the Company's reorganization which occurred March 8, 1995.
(3) Shares used to compute cash dividends per share are based upon 4,000,000 shares outstanding beginning in 1993 and for the remaining periods as a result of the reorganization. On March 7, 1995, the Company declared a final dividend of $0.53 per share to the shareholders of record on such date. The dividend was paid on March 24, 1995, to the shareholders of record on March 7, 1995.

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

   Selling, general, and administrative expenses for the year ended June 30, 1999 decreased $0.8 million, or 5.4%, when compared to 1998. This decrease was primarily attributable to decreases in the Company's infrastructure during the year when compared to 1998: until the fourth quarter of fiscal year 1998, the Company's infrastructure was better-suited for a much larger company. This decrease was offset by increases in accounting, legal, and other professional fees associated with EqualNet's bankruptcy proceedings of $0.5 million.

   Selling, general, and administrative expenses for the year ended June 30, 1998, increased approximately $1.7 million, or 13.5% when compared to 1997. This increase was primarily attributable to the Company's infrastructure being in excess of what was required to maintain the Company's level of operations.

   Depreciation and amortization increased approximately $5.8 million, or 122.9% for the year ended June 30, 1999 when compared to 1998. This increase is primarily attributable to the amortization of the customer acquisition costs of the 1999 acquisitions of the SA Tel and BCI customer bases ($4.6 million), and a full year of depreciation associated with the Company's switches ($2.7 million) which were acquired in the fourth quarter of fiscal year 1998.

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

Cash Used in Operating Activities

   Net cash provided by operating activities was $3.9 million for 1999. This amount was $1.0 million less than the $4.9 million used in operating activities in 1998. This decrease in cash flow used in operating activities was primarily the result of increased net loss for the year and higher non-cash depreciation and amortization charges, as well as an increased non-cash charge for writeoffs of long term assets. The increased overall change in cash used in operating activities was partially offset by lower cash inflows relative to net changes in operating assets and liabilities. This decrease was primarily due to the non-cash writeoff of customer accounts determined to be uncollectible during the year in the amount of $7.1 million, as well as the relief of certain obligations in connection with EqualNet's bankruptcy proceedings.

Cash Used in Investing Activities

   Net cash used in investing activities was $1.2 million in 1999, compared to $10.1 million in 1998. The decrease in funds utilized in investing activities was primarily attributable to the purchase of the Company's Switches in 1998, offset by the consideration paid in connection with the SA Telecom acquisition in 1999.

Cash Provided by Financing Activities

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

   In September 1998, the Company executed a loan agreement in favor of the Willis Group of approximately $0.3 million for certain advances made on behalf of the Company. This note is secured by the assets of the Company and each of its subsidiaries, bears interest at a rate of 11% per annum, and is due January 31, 2000. Additionally, this note contains an automatic monthly renewal period unless the Willis Group presents a written demand for the payment of principal and accrued interest.

   On July 31, 1998, the Company issued two 6% Senior Secured Convertible Notes due in 2001 (the "2001 notes") in the amount of $1.5 million each to the Willis Group and an accredited investor. The 2001 Notes were convertible into a variable number of shares of the Company's common stock and were issued with an original issue discount of approximately $0.1 million for each note. The 2001 Notes accrued interest at an annual rate of 6% and interest payments were due quarterly. The Company's obligations under the 2001 notes were secured by certain collateral of the Company. In connection with the issuance of the 2001 Notes, the Company issued to each of the Willis Group and the accredited investor warrants to purchase approximately 333,000 shares of the Company's common stock at a purchase price of $0.90 per share; these warrants expire in September 2003. Any holder of a 2001 note had the right to convert, in whole or in part, into shares of the Company's common stock. The holders of the 2001 Notes agreed to exchange these notes for Series F Preferred Stock.

Working Capital and Long Cash Cycle

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

Year 2000

   The Company recognizes the challenges associated with year 2000 issues ("Y2K") and has undertaken a comprehensive review and testing of its computer systems to identify Y2K-related issues associated with any items of software or hardware used in its business operations. Most of the software systems used by the Company are licensed from third-parties and are Y2K compliant and have been upgraded to Y2K compliant releases before the end of calendar year 1999. This issue has been addressed by the Company in multiple phases, including assessment, remediation, testing, and implementation, and progress is being monitored by the Company's senior management. All material systems, including non-information technology systems which may house non-compliant, embedded technology are being or have been evaluated.

   In addition to addressing the Company's own systems, as described above, the Company must assess the state of readiness of the systems of other entities with which it does business. Failure by these third-parties to adequately resolve their Y2K issues could have a material adverse effect on the Company's operations.

   The Company believes its success on being Y2K compliant will not be conclusively known until the year 2000 is actually reached and beyond. Although failure by one or more of the Company's own systems could result in lost revenues and/or additional expenses required to carry out manual processing of transactions, the Company cannot predict the effect external forces could have on its business. Failures by banking institutions, governmental entities, and others could have far-reaching effects on the entire economy and the Company.

   The Company's operations (including information technology and non-information technology systems) are in varying states of readiness for compliance with Y2K issues. The initial assessment, remediation, and testing phases have been completed for substantially all of the Company's operations, and implementation activities have also been completed. The Company completed all phases of its Y2K program prior to December 31, 1999.

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

  . The Company's ability to continued to receive favorable payment terms from its creditors.

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

Item 8. Financial Statements and Supplementary Data

   The financial statements and supplementary financial information required to be filed under this Item are presented on pages 41 through 61 of this Annual Report on Form 10-K, and are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The following table sets forth the names, ages and titles of the Company's directors and executive officers as of October 13, 1999.

                                                                           Year Term As
                                                                             Director
          Name            Age                 Position(s)                  Will Expire
          ----            ---                 -----------                  ------------
Mark A. Willis..........   31 Chairman of the Board, Director                  2000
Mitchell H. Bodian......   48 President, Chief Executive Officer, Director     1999
William D. Rhodes, Jr...   51 Chief Operating Officer
Michael P. Gallagher....   32 Chief Financial Officer
John Isaac "Ike" Epley..   32 Director                                         1999
Ronald J. Salazar.......   50 Director                                         1998

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

   John Isaac "Ike" Epley has served as a director of the Company since March 1998. Mr. Epley has been a Managing Director of Omni Ventures, L.L.C., a venture capital and investment banking firm, since August 1995. He also has been a Managing Director of Omni Securities, L.L.C. , a registered broker/dealer, since its inception in November 1997. He is a registered Principal and General Securities Representative. Mr. Epley served as Vice President of Alex Brown & Sons, an investment banking firm in Houston, from January 1993 to 1995 where Mr. Epley focused on institutional fixed income sales. His clients included large multinational companies, financial institutions, insurance companies and money management firms.

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

                                   Annual
                                Compensation     Common Stock
                               --------------- -----------------
                               Fiscal                 Underlying    All Other
 Name and Principal Position    Year   Salary  Bonus   Options   Compensation(1)
 ---------------------------   ------ -------- ------ ---------- ---------------
 Mitchell H. Bodian..........   1999  $204,808 15,000       --        $  24
 Chief Executive Officer

 Hal Turner..................   1999    14,423     --       --          685
 Former Chief Executive
  Officer                       1998   100,961                        3,076

 Dean H. Fisher..............   1999   167,887     --       --        9,713
 General Counsel and former     1998   129,000     --   35,000        3,451
 Senior Vice President and
  Secretary                     1997   128,000     --       --        6,097

--------
(1) Represents contributions in 1999 by the Company under the Company's 401(k) Plan for Mr. Fisher of $2,136 and health insurance premiums paid in 1999 by the Company for Messrs. Bodian, Turner and Fisher of $24, $658 and $7,577, respectively. Represents contributions in 1998 by the Company under the Company's 401(k) Plan for Mr. Fisher of $3,894, and health insurance premiums paid in 1998 by the Company for Messrs. Turner and Fisher of $3,076, and $2,165, respectively. Represents contributions in 1997 by the Company under the Company's 401(k) Plan for Mr. Fisher of $1,676, and health insurance premiums paid in 1997 by the Company for Mr. Fisher of $1,775.

                          OPTION GRANTS IN FISCAL 1999

   Equalnet did not grant options to any of the Named Executive Officers during fiscal 1999. The following table sets forth information regarding the value of unexercised warrants and options held by the Named Executive Officers. None of the Named Executive Officers exercised any warrants or options in fiscal year 1998.

                                Number of Shares of     Value of Unexercised In
                              Common Stock Underlying   the Money Warrants and
                             Unexercised Warrants and     Options at June 30,
                             Options at June 30, 1998           1998(1)
                             ------------------------- -------------------------
            Name             Exercisable Unexercisable Exercisable Unexercisable
            ----             ----------- ------------- ----------- -------------
Dean H. Fisher..............   35,000          --           --           --

--------
(1) The value of each unexercised in-the-money warrant or option is equal to the difference between the closing price of the common stock on the NASDAQ National Market on June 30, 1999 of $.6875 per share and the exercise price of the warrant or option.

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

                                                    Series A      Series B     Series C
                           Common Stock            Preferred     Preferred     Preferred
                          ----------------------  ------------  ------------ -------------
  Directors, Executive
      Officers and         No. of          % of   No. of % of   No. of % of  No. of  % of
   5.0% Shareholders       Shares          Class  Shares Class  Shares Class Shares  Class
  --------------------    ---------        -----  ------ -----  ------ ----- ------- -----
Michael T. Willis.......  9,281,082 (1)(2) 28.9%     --    0.0%   --    0.0%      --   0.0%
 5005 Woodway, Ste. 350
 Houston, TX 77056
James T. Harris.........  8,797,232 (1)    27.8%     --    0.0%   --    0.0%      --   0.0%
 5005 Woodway, Ste. 350
 Houston, TX 77056
Willis Group............  8,781,082 (1)    27.7%     --    0.0%   --    0.0%      --   0.0%
 5005 Woodway, Ste. 350
 Houston, TX 77056
Mark A. Willis..........  8,813,495 (1)(4) 27.8%     --    0.0%   --    0.0%      --   0.0%
 5005 Woodway, Ste. 350
 Houston, TX 77056
James R. Crane..........  4,070,000 (5)    13.2%     --    0.0%   --    0.0%      --   0.0%
 15350 Vickery Drive
 Houston, TX 77032
MCM Partners............    833,333 (6)     2.6%  2,087  100.0%   --    0.0%      --   0.0%
 10500 NE 8th, Ste. 1920
 Bellevue, WA 98004
Advantage Fund Limited..     22,500 (7)     0.1%     --    0.0%   --    0.0%      --   0.0%
 10500 NE 8th, Ste. 1920
 Bellevue, WA 98004
Genesee Fund Limited....    333,116 (8)     1.1%     --    0.0%   --    0.0%      --   0.0%
 Portfolio B
 10500 NE 8th, Ste. 1920
 Bellevue, WA 98004
SA Telecommunications,
 Inc....................  2,198,830 (9)     6.7%     --    0.0%   --    0.0% 219,883 100.0%
 1600 Promenade Center
 15th Floor
 Richardson, TX 75080

                                                 Series A     Series B      Series C
                           Common Stock         Preferred    Preferred     Preferred
                          -------------------- ------------ ------------  ------------
  Directors, Executive
      Officers and         No. of        % of  No. of % of  No. of % of   No. of % of
   5.0% Shareholders       Shares        Class Shares Class Shares Class  Shares Class
  --------------------    ---------      ----- ------ ----- ------ -----  ------ -----
The Furst Group.........  1,822,000 (10)  5.7%   --    0.0% 3,000  100.0%   --    0.0%
 459 Oakshade Road
 Shamong, NJ 08088
James D. Kaylor.........  1,822,000 (10)  5.7%   --    0.0% 3,000  100.0%   --    0.0%
 916 P Street, Ste. 200
 Lincoln, NE 68508
John S. Streep..........  1,822,000 (10)  5.7%   --    0.0% 3,000  100.0%   --    0.0%
 15841 Kilmarnock Drive
 Ft. Meyers, FL 33912
Mitchell H. Bodian......     25,443 (11)  0.1%   --    0.0%    --    0.0%   --    0.0%
 1250 Wood Branch Park
  Dr.
 Houston, TX 77079
R. Chadwick Paul........         --       0.0%   --    0.0%    --    0.0%   --    0.0%
 1250 Wood Branch Park
  Dr.
 Houston, TX 77079
John Isaac "Ike" Epley..     20,909 (12)  0.1%   --    0.0%    --    0.0%   --    0.0%
 1250 Wood Branch Park
  Dr.
 Houston, TX 77079
Ronald J. Salazar,
 Ph.D...................     94,195 (13)  0.3%   --    0.0%    --    0.0%   --    0.0%
 1250 Wood Branch Park
  Dr.
 Houston, TX 77079
William D. Rhodes.......         -- (14)  0.0%   --    0.0%    --    0.0%   --    0.0%
 1250 Wood Branch Park
  Dr.
 Houston, TX 77079
Michael P. Gallagher....         -- (15)  0.0%   --    0.0%    --    0.0%   --    0.0%
 1250 Wood Branch Park
  Dr.
 Houston, TX 77079
Dean H. Fisher..........    267,601 (16)  0.9%   --    0.0%    --    0.0%   --    0.0%
 1250 Wood Branch Park
  Dr.
 Houston, TX 77079
Robert H. Turner........    575,000 (17)  1.8%   --    0.0%    --    0.0%   --    0.0%
 8714 Stable Crest
 Houston, TX 77024
Zane Russell............    195,000 (18)  0.6%   --    0.0%    --    0.0%   --    0.0%
 20607 Shadow Mill Court
 Houston, TX 77450
Michael L. Hlinak.......    190,000 (19)  0.6%   --    0.0%    --    0.0%   --    0.0%
 19910 Erika Way
 Katy, TX 77450
Bruce N. Shortt.........         --       0.0%   --    0.0%    --    0.0%   --    0.0%
 1250 Wood Branch Park
  Dr.
 Houston, TX 77079

                               Series D          Series E       Series F
                              Preferred          Preferred      Preferred
                             ----------------  -------------  ----------------
    Directors, Executive
          Officers           No. of     % of   No. of  % of   No. of     % of
   and 5.0% Shareholders     Shares     Class  Shares  Class  Shares     Class
   ---------------------     ------     -----  ------- -----  -------    -----
Michael T. Willis........... 2,069 (3)  50.7%       --   0.0%   1,647(3) 50.0%
 5005 Woodway, Ste. 350
 Houston, TX 77056
James T. Harris............. 2,069 (3)  50.7%       --   0.0%   1,647(3) 50.0%
 5005 Woodway, Ste. 350
 Houston, TX 77056
Willis Group................ 2,069 (3)  50.7%       --   0.0%   1,647(3) 50.0%
 5005 Woodway, Ste. 350
 Houston, TX 77056
Mark A. Willis.............. 2,069 (3)  50.7%       --   0.0%   1,647(3) 50.0%
 5005 Woodway, Ste. 350
 Houston, TX 77056
James R. Crane..............    --       0.0%       --   0.0%      --     0.0%
 15350 Vickery Drive
 Houston, TX 77032
MCM Partners................    --       0.0%  833,333 100.0%      --     0.0%
 10500 NE 8th, Ste. 1920
 Bellevue, WA 98004
Advantage Fund Limited...... 2,012      49.3%       --   0.0%      --     0.0%
 10500 NE 8th, Ste. 1920
 Bellevue, WA 98004
Genesee Fund Limited--......    --       0.0%       --   0.0%   1,647    50.0%
 Portfolio B
 10500 NE 8th, Ste. 1920
 Bellevue, WA 98004
SA Telecommunications,
 Inc........................    --       0.0%       --   0.0%      --     0.0%
 1600 Promenade Center
 15th Floor
 Richardson, TX 75080
The Furst Group.............    --       0.0%       --   0.0%      --     0.0%
 459 Oakshade Road
 Shamong, NJ 08088
James D. Kaylor.............    --       0.0%       --   0.0%      --     0.0%
 916 P Street, Ste. 200
 Lincoln, NE 68508
John S. Streep..............    --       0.0%       --   0.0%      --     0.0%
 15841 Kilmarnock Drive
 Ft. Meyers, FL 33912
Mitchell H. Bodian..........    --       0.0%       --   0.0%      --     0.0%
 1250 Wood Branch Park Dr.
 Houston, TX 77079
R. Chadwick Paul............    --       0.0%       --   0.0%      --     0.0%
 1250 Wood Branch Park Dr.
 Houston, TX 77079
John Isaac "Ike' Epley......    --       0.0%       --   0.0%      --     0.0%
 1250 Wood Branch Park Dr.
 Houston, TX 77079
Ronald J. Salazar, Ph.D.....    --       0.0%       --   0.0%      --     0.0%
 1250 Wood Branch Park Dr.
 Houston, TX 770079
William D. Rhodes...........    --       0.0%       --   0.0%      --     0.0%
 1250 Wood Branch Park Dr.
 Houston, TX 77079
Michael P. Gallagher........    --       0.0%       --   0.0%      --     0.0%
 1250 Wood Branch Park Dr.
 Houston, TX 77079
Dean H. Fisher..............    --       0.0%       --   0.0%      --     0.0%
 1250 Wood Branch Park Dr.
 Houston, TX 77079
Robert W. Turner............    --       0.0%       --   0.0%      --     0.0%
 8714 Stable Crest
 Houston, TX 77024
Zane Russell................    --       0.0%       --   0.0%      --     0.0%
 20607 Shadow Mill Court
 Houston, TX 77450
Michael L. Hlinak...........    --       0.0%       --   0.0%      --     0.0%
 19910 Erika Way Katy, TX
 77450

--------
 (1) Includes warrants exercisable for an aggregate of 933,116 shares of common stock, but does not include 2,069 shares of Series D Preferred Stock or 1,647 shares of Series F Preferred Stock, which if converted, would convert in the aggregate into 18,412,265 shares of common stock. The terms of both the Series D and Series F Preferred Stock designation allow conversion of the respective series of preferred stock only so long as the holder seeking conversion does not hold more than 4.9% of the Company's common stock at the time of conversion. None of such shares issuable pursuant to the terms of the warrants were outstanding as of December 17, 1999. Information relating to ownership by Willis Group and Messers. Michael T. Willis, Mark A. Willis and James T. Harris is based on Schedule 13-D/A filed with the SEC on March 9, 1999. Michael T. Willis and Mark A. Willis each own 48.5% of the membership interest in Willis Group and Mr. Harris owns the remaining 3% membership interest. Michael
      T. Willis is the Secretary of Willis Group, Mark A. Willis is the President of Willis Group, and Mr. Harris is the Treasurer of Willis Group. According to the report, Willis Group has sole voting and dispositive power with respect to all shares other than shares or warrants held directly and Messrs. Michael T. Willis, Mark A. Willis and Harris have shared voting and dispositive power with respect to all shares other than shares or warrants held directly.
 (2)  Includes warrants for the purchase of 500,000 shares of common stock.
 (3) All 2,069 shares of Series D Preferred Stock and 1,647 shares of Series F Preferred Stock are beneficially owned by Mark A. Willis, Michael T. Willis and James T. Harris, and are held directly by Willis Group LLC.
 (4) Includes 1,666 shares of common stock issuable upon exercise of stock options awarded under the Non-Employee Director Stock Option Plan (the "Director Plan") that are exercisable within 60 days, but does not include 3,334 shares of common stock issuable upon exercise of stock options awarded under the Director Plan that are not exercisable within 60 days.
 (5)  Includes warrants for the purchase of 170,000 shares of common stock.
 (6) Does not include 2,087 shares of Series A Preferred Stock, which if converted, would convert into 10,340,795 shares of common stock. The terms of the Series A Preferred Stock designation allow conversion of the preferred stock only so long as the holder seeking conversion does not hold more than 4.9% of the Company's common stock at the time of conversion. Includes 833,333 shares of Series E Junior Preferred Stock convertible in the aggregate into 833,333 shares of common stock.
 (7) Does not include 2,012 shares of Series D Preferred Stock, which if converted, would convert into 9,969,181 shares of common stock. The terms of the Series D Preferred Stock designation allow conversion of the preferred stock only so long as the holder seeking conversion does not hold more than 4.9% of the Company's common stock at the time of conversion.
 (8) Does not include 1,647 shares of Series F Preferred Stock, which if converted, would convert into 8,160,657 shares of common stock. The terms of the Series F Preferred Stock designation allow conversion of the preferred stock only so long as the holder seeking conversion does not hold more than 4.9% of the Company's common stock at the time of conversion.
 (9) Includes 219,883 shares of Series C Preferred Stock convertible in the aggregate into 2,198,830 shares of common stock.
(10) Includes 3,000 shares of Series B Preferred Stock convertible in the aggregate into 1,500,000 shares of common stock. Information relating to ownership by Furst Group, James D. Kaylor and John S. Streep is based on management's information regarding the transactions. Messrs. Kaylor and Streep each own 45% of the common stock of Furst Group. Mr. Kaylor is the Chairman of the Board of Furst Group and Mr. Streep is the Chief Executive Officer of Furst Group.
(11) Includes 1,666 shares of common stock issuable upon exercise of stock options awarded under the Director Plan that are exercisable within 60 days, but does not include 3,334 shares of common stock issuable upon exercise of stock options awarded under the Director Plan that are not exercisable within 60 days.

(12) Includes 1,666 shares of common stock issuable upon exercise of stock options awarded under the Director Plan that are exercisable within 60 days, but does not include 3,334 shares of common stock issuable upon exercise of stock options awarded under the Director Plan that are not exercisable within 60 days.
(13) Includes 1,666 shares of common stock issuable upon exercise of stock options awarded under the Director Plan that are exercisable within 60 days, but does not include 3,334 shares of common stock issuable upon exercise of stock options awarded under the Director Plan that are not exercisable within 60 days.
(14) Does not include 500,000 shares of common stock issuable upon exercise of stock options awarded under the Employee Stock Option Plan that are not exercisable within 60 days.
(15) Does not include 300,000 shares of common stock issuable upon exercise of stock options awarded under the Employee Stock Option Plan that are not exercisable within 60 days.
(16) Includes 35,000 shares of common stock issuable upon exercise of stock options awarded under the Employee Stock Option Plan that are exercisable within 60 days.
(17) Includes 450,000 shares of common stock issuable upon exercise of stock options awarded under the Independent Contractor Stock Option Plan that are exercisable within 60 days.
(18) Includes warrants for the purchase of 90,000 shares of common stock. (19) Includes warrants for the purchase of 90,000 shares of common stock.

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

   The series B preferred stock consists of 3,000 shares all of which were issued in connection with the Exchange Agreement. Each share of series B preferred stock has a stated value of $1,000 and is entitled to receive dividends only if, as and when the Board of Directors declares dividends on the common stock. Each share of series B preferred stock is convertible initially into 500 shares of common stock (for an aggregate of 1,500,000 shares), subject to adjustment pursuant to certain anti-dilution provisions. Each share of series B preferred stock automatically converts into common stock, based upon the conversion rate then in effect, on March 15, 2000.

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

   On October 1, 1997, Bodian Associates ("Bodian"), an entity controlled by Mitchell H. Bodian, President and Chief Executive Officer and a director of Equalnet, entered into an investment advisory services agreement with Genesee. Under the terms of the agreement, Bodian was to provide, among other things, the following services to Genesee, Advantage Fund and their affiliates:

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

   As compensation for these services, Genesee agreed to pay Bodian:

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

   During the quarter ended March 31, 1998, EqualNet obtained a cash flow bridge loan of $400,000 from Netco Acquisition, LLC, an entity owned 50% by Willis Group. This note was payable on March 31, 1998 and had an interest rate of 10%. This note is secured by the accounts attributable to web page customers. This note was treated as a claim in EqualNet's bankruptcy proceedings.

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

   On September 2, 1998, Equalnet executed a loan agreement in favor of Willis Group in the amount of $241,106. The loan documents certain advances Willis Group has made on Equalnet's behalf. This loan is secured by the assets of Equalnet and its subsidiaries. The related note bore interest at a rate of 11% per year and originally matured on January 31, 1999. This note was renewed and extended through January 31, 2000.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (A) Documents Included in This Report:

1. FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Auditors...........................................  54
Consolidated Balance Sheets as of June 30, 1999 and 1998.................  55
Consolidated Statements of Operations for the years ended June 30, 1999,
 1998 and 1997...........................................................  57
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended June 30, 1999, 1998 and 1997......................................  58
Consolidated Statements of Cash Flows for the years ended June 30, 1999,
 1998 and 1997...........................................................  60
Notes to Consolidated Financial Statements...............................  61

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

 (C) Exhibits:

 Exhibit
   No.                                 Description
 -------                               -----------
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

 Exhibit
   No.                                 Description
 -------                               -----------
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

 10.19*  Secured Convertible Note, dated September 4, 1998, issued by the
         Company to Genesee Fund Limited-Portfolio B.

 10.20*  Secured Convertible Note, dated September 4, 1998, issued by the
         Company to the Willis Group, LLC.

 10.21*  Common Stock Purchase Warrant, dated September 4, 1998 between the
         Company and Genesee Fund Limited-Portfolio B.

 10.22*  Common Stock Purchase Warrant, dated September 4, 1998 between the
         Company and the Willis Group, LLC.

 10.23* Note Purchase and Exchange Agreement, effective as of July 31, 1998, between the Company and Advantage Fund Limited.

 10.24* Note Purchase and Exchange Agreement, effective as of July 31, 1998, between the Company and the Willis Group, LLC.

 10.25*  Form of 6% Senior Secured Convertible Note due 2001 (attached as Annex
         I to Note Purchase and Exchange Agreements in Exhibits 10.23 and 10.24 above).

 10.26*  Form of Series D Preferred documents of Board of Directors
         Establishing and Designating Series D Convertible Preferred Stock and
         Fixing the Rights and Preferences of such Series (attached as Annex II to Note Purchase and Exchange Agreements in Exhibits 10.23 and 10.24 above).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.27*  Form of Common Stock Purchase Warrant (attached as Annex III to Note
         Purchase and Exchange Agreements in Exhibits 10.23 and 10.24 above).

 10.28*  Form of Registration Rights Agreement (attached as Annex V to Note
         Purchase and Exchange Agreements in Exhibits 10.23 and 10.24 above).

 10.29*  Form of Notice of Conversion of Series D Preferred Stock of Equalnet
         Communications Corp. (attached as Annex VII to Note Purchase and
         Exchange Agreements in Exhibits 10.23 and 10.24 above).

 10.30* Form of Opinion of Counsel to be Delivered on Closing Date (attached as Annex VIII to Note Purchase and Exchange Agreements in Exhibits
         10.23 and 10.24 above).

 10.31* Form of Opinion of the Company's General Counsel (attached as Annex IX to Note Purchase and Exchange Agreements in Exhibits 10.23 and 10.24 above).

 10.32*  Form of Opinion in Connection with Security Agreement (attached as
         Annex X to Note Purchase and Exchange Agreements in Exhibits 10.23 and
         10.24 above).

 10.33*  Note Purchase Agreement, effective as of July 31, 1998 between the
         Company and Genesee Fund Limited-Portfolio B.

 10.34*  Form of 6% Senior Secured Convertible Note due 2001 (attached as Annex
         I to Note Purchase Agreements in Exhibits 10.33 above).

 10.35*  Form of Common Stock Purchase Warrant (attached as Annex II to Note
         Purchase Agreements in Exhibits 10.33 above).

 10.36*  Form of Registration Rights Agreement (attached as Annex IV to Note
         Purchase Agreements in Exhibits 10.33 above).

 10.37* Form of Opinion of Counsel to be Delivered on Closing Date (attached as Annex VI to Note Purchase Agreements in Exhibits 10.33 above).

 10.38*  Form of Opinion of the Company's General Counsel (attached as Annex
         VII to Note Purchase Agreements in Exhibits 10.33 above).

 10.39*  Form of Opinion in Connection with Security Agreement (attached as
         Annex X to Note Purchase Agreement in Exhibit 10.33 above).

 10.40* Letter Agreement regarding net proceeds interest dated September 4, 1998 between the Company, Netco, Genesee Fund Limited-Portfolio B and the Willis Group, LLC.

 10.41* Master Purchase Agreement dated as of July 31, 1998 by and between the Company, Genesee Fund Limited-Portfolio B, the Willis Group, LLC and
         Advantage Fund Limited.

 10.42* Security Agreement dated as of July 31, 1998 by and among the Company, USC Telecom, Netco, EqualNet, the Willis Group, LLC and Genesee Fund
         Limited-Portfolio B.

 10.43*  Assignment of Rights and Obligations Under Purchase Agreement, dated
         July 21, 1998 between the Company and SA Telecom, making reference to the Purchase Agreement in exhibit 10.18 above.

 10.44* Receivables Sales Agreement dated July 23, 1998 between USC Telecom and RFC.

 10.45*  Carrier Services Switchless Agreement, dated June 30, 1998 between
         Frontier Communications of the West, Inc. and the Company, (certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 246-2 under the Securities Exchange Act of 1934, incorporated by reference to Exhibit
         10.52 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998, filed on October 13, 1998).

 10.46*  Stock Purchase Warrant dated October 1, 1997 from the Company to the
         Willis Group, LLC.

 10.47*  Stock Purchase Warrant dated as of December 2, 1997 between the
         Company and Netco Acquisition, LLC.

 Exhibit
   No.                                 Description
 -------                               -----------
 10.48*  Stock Purchase Warrant dated March 5, 1998 from the Company to the
         Willis Group, LLC.

 10.49*  Stock Purchase Warrant dated March 5, 1998 from the Company to Mike
         Willis.

 10.50*  Stock Purchase Warrant dated March 6, 1998 from the Company to J. C.
         Bradford.

 10.51*  Stock Purchase Warrant dated April 15, 1998 from the Company to
         Mezzanine Telecom, Inc.

 10.52*  Stock Purchase Warrant dated April 15, 1998 from the Company to John
         Dalton.

 10.53*  Stock Purchase Warrant dated April 15, 1998 from the Company to Zane
         Russell.

 10.54*  Stock Purchase Warrant dated April 15, 1998 from the Company to
         Michael L. Hlinak.

 10.55*  Stock Purchase Warrant dated June 27, 1998 from the Company to Pacific
         Global Networks, Inc.

 10.56*  Stock Purchase Warrant dated June 27, 1998 from the Company to Future
         Telecom Networks, Inc.

 10.57*  Stock Purchase Warrant dated July 23, 1998 from the Company to RFC
         Capital Corporation.

 10.58*  Stock Purchase Warrant dated August 19, 1998 from the Company to Lance
         Hack.

 10.59*  Stock Purchase Warrant dated September 10, 1998 from the Company to
         RFC Capital Corporation.

 10.60*  Registration Rights Agreement dated November 12, 1996 between the
         Company and Creative Communications International, Inc.

 10.61** Statement of Resolution of Board of Directors Establishing and
         Designating Series F Convertible Preferred Stock and Fixing the Rights and Preferences of such Series adopted by Board of Directors on May
         24, 1999.

 10.62** Statement of Resolution of Board of Directors Establishing and
         Designating Series A Convertible Preferred Stock and Fixing the Rights and Preferences of such Series adopted by Board of Directors on June
         15, 1999.

 10.63** Statement of Resolution of Board of Directors Establishing and
         Designating Series D Convertible Preferred Stock and Fixing the Rights and Preferences of such Series adopted by Board of Directors on June
         15, 1999.

 10.64** Statement of Resolution of Board of Directors Establishing and
         Designating Series E Junior Preferred Stock and Fixing the Rights and
         Preferences of such Series adopted by Board of Directors on June 15, 1999.

 10.65** Amendment Agreement of Statement of Resolution of Board of Directors
         Establishing and Designating Series A Convertible Preferred Stock and
         Fixing the Rights and Preferences of such Series dated as of June 15, 1999, by and among Equalnet Communications Corp. and MCM Partners.

 10.66** Amendment Agreement of Statement of Resolution of Board of Directors
         Establishing and Designating Series D Convertible Preferred Stock and
         Fixing the Rights and Preferences of such Series dated as of June 15, 1999, by and among Equalnet Communications Corp. and Willis Group LLC.

 10.67** Amendment Agreement of Statement of Resolution of Board of Directors
         Establishing and Designating Series D Convertible Preferred Stock and
         Fixing the Rights and Preferences of Such Series dated as of June 15,
         1999 by and among Equalnet Communications Corp. and Advantage Fund
         Limited.

 10.68** Exchange Agreement dated as of June 15, 1999 by and among Equalnet
         Communications Corp. and Willis Group LLC.

 10.69** Exchange Agreement dated as of June 15, 1999 by and among Equalnet
         Communications Corp. and Genessee Fund Limited--Portfolio B.

 23.1*   Consent of Independent Auditors.

 23.2**  Consent of Independent Auditors.

 27.1    Financial Data Schedule (previously filed).

--------
* Incorporated by reference to the respective exhibit of the same number to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed on October 13, 1999.
** Filed herewith.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Auditors...........................................  40
Consolidated Balance Sheets as of June 30, 1999 and 1998.................  41
Consolidated Statements of Operations for the years ended June 30, 1999,
 1998 and 1997...........................................................  42
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended June 30, 1999, 1998 and 1997......................................  43
Consolidated Statements of Cash Flows for the years ended June 30, 1999,
 1998 and 1997...........................................................  45
Notes to Consolidated Financial Statements...............................  46

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

                                          ERNST & YOUNG LLP

Houston, Texas
October 13, 1999

                         EQUALNET COMMUNICATIONS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended June 30,
                                      ----------------------------------------
                                          1999          1998          1997
                                      ------------  ------------  ------------
Sales...............................  $ 32,436,000  $ 24,877,000  $ 46,588,000
Cost of Sales.......................    30,528,000    21,992,000    34,481,000
                                      ------------  ------------  ------------
Gross profit........................     1,908,000     2,885,000    12,107,000
                                      ------------  ------------  ------------
Selling, general, and administrative
 expenses...........................    13,372,000    14,139,000    12,453,000
Depreciation and amortization.......    10,559,000     4,735,000     6,000,000
Write down of long-lived assets.....     3,070,000     1,134,000     4,400,000
                                      ------------  ------------  ------------
Operating loss......................   (25,093,000)  (17,123,000)  (10,746,000)
                                      ------------  ------------  ------------
Other income (expense):
Interest, net.......................    (2,827,000)   (1,109,000)   (1,019,000)
Other...............................       (91,000)      289,000      (870,000)
                                      ------------  ------------  ------------
                                        (2,918,000)     (820,000)   (1,889,000)
                                      ------------  ------------  ------------
Loss before income taxes and
 extraordinary item.................   (28,011,000)  (17,943,000)  (12,635,000)
Provision for income taxes..........            --            --    (2,346,000)
                                      ------------  ------------  ------------
Loss before extraordinary item......   (28,011,000)  (17,943,000)  (14,981,000)
Extraordinary gain on forgiveness of
 debt...............................    10,022,000            --            --
                                      ------------  ------------  ------------
  Net loss..........................  $(17,989,000) $(17,943,000) $(14,981,000)
                                      ============  ============  ============
Preferred stock dividends and deemed
 distributions......................  $  4,177,000  $     52,000  $         --
Net loss applicable to common
 shareholders.......................   (22,166,000)  (17,995,000)  (14,981,000)
                                      ============  ============  ============
Net loss per share--basic and
 diluted............................  $      (1.11) $      (1.64) $      (2.46)
                                      ============  ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                            June 30,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
--------------------------------------------------
Current assets:
  Cash and cash equivalents.......................  $    266,000  $    460,000
  Accounts receivable, net........................     7,873,000     5,839,000
  Other receivables...............................       472,000     1,596,000
  Advance on acquisition purchase price...........            --     3,014,000
  Prepaid expenses and other......................       401,000       110,000
                                                    ------------  ------------
    Total current assets..........................     9,012,000    11,019,000
                                                    ------------  ------------
Property and equipment............................    20,801,000    20,212,000
Less accumulated depreciation and amortization....    (8,368,000)   (4,838,000)
                                                    ------------  ------------
  Net property and equipment......................    12,433,000    15,374,000
                                                    ------------  ------------
Customer acquisition costs, net...................     3,862,000       356,000
Other assets......................................       407,000     1,011,000
                                                    ------------  ------------
    Total assets..................................  $ 25,714,000  $ 27,760,000
                                                    ============  ============
              LIABILITIES AND EQUITY
--------------------------------------------------
Current liabilities:
  Accounts payable................................  $  3,991,000  $ 10,480,000
  Accrued liabilities.............................     5,749,000     4,427,000
  Current portion of long term debt--related
   party..........................................       322,000            --
  Current portion of long term debt...............     2,726,000     1,183,000
  Debt in default.................................       558,000     5,753,000
  Debt in default--related party..................            --       400,000
  Contractual obligations with regard to
   receivable sales agreement.....................     3,339,000     2,335,000
                                                    ------------  ------------
    Total current liabilities.....................    16,685,000    24,578,000
                                                    ------------  ------------
Deferred liabilities..............................            --       224,000
Long term debt....................................     5,301,000            --
Commitments and contingencies.....................            --            --
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized:......................................    16,153,000     5,000,000
Common stock, $0.01 par value. Authorized
 50,000,000 shares; issued and outstanding
 28,437,983 and 28,029,281 and 21,793,517 and
 21,393,070 shares as of June 30, 1999 and 1998,
 respectively.....................................       284,000       218,000
Treasury stock, at cost...........................      (232,000)     (817,000)
Additional paid in capital........................    46,840,000    37,064,000
Stock warrants....................................     3,019,000     1,763,000
Deferred compensation.............................       (20,000)     (116,000)
Accumulated deficit...............................   (62,316,000)  (40,154,000)
                                                    ------------  ------------
    Total shareholders' equity....................     3,728,000     2,958,000
                                                    ------------  ------------
    Total liabilities and shareholders' equity....  $ 25,714,000  $ 27,760,000
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                            Additional
                           Preferred   Common   Treasury     Paid-in-
                             Stock     Stock      Stock       Capital     Warrants
                          ----------- -------- -----------  -----------  ----------
Balance, July 1, 1996...  $        -- $ 60,000  $ (105,000) $19,942,000  $       --
 Common stock and
  warrants issued in
  acquisition...........           --    2,000          --      449,000     199,000
 Stock warrants issued
  with debt.............           --       --          --           --     169,000
 Deferred compensation
  amortization..........           --       --          --           --          --
 Net loss...............           --       --          --           --          --
                          ----------- -------- -----------  -----------  ----------
Balance, June 30, 1997..  $        -- $ 62,000  $ (105,000) $20,391,000  $  368,000
 Forfeiture of shares of
  stock granted to key
  employees.............           --       --     (12,000)     (48,000)         --
 Common stock shares
  reacquired............           --       --    (700,000)          --          --
 Proceeds from issuance
  of common stock and
  warrants..............           --   87,000          --    9,044,000     270,000
 Issuance of warrants
  with debt.............           --       --          --           --      43,000
 Conversion of
  convertible debt......    3,000,000   14,000          --    1,528,000          --
 Interest charge on
  convertible debt......           --       --          --      150,000          --
 Preferred stock
  dividends.............           --       --          --           --          --
 Exchange of warrants
  for common stock......           --       --          --           --    (169,000)
 Issuance of stock and
  warrants for
  equipment.............    2,000,000   50,000          --    4,954,000     950,000
 Warrants issued under
  severance agreement...           --       --          --           --     301,000
 Issuance of stock for
  note receivable.......           --    5,000          --    1,045,000          --
 Deferred compensation
  amortization..........           --       --          --           --          --
 Net loss...............           --       --          --           --          --
                          ----------- -------- -----------  -----------  ----------
Balance, June 30, 1998..  $ 5,000,000 $218,000  $ (817,000) $37,064,000  $1,763,000
 Forfeiture of shares of
  stock granted to
  employees.............           --       --     (11,000)     (49,000)         --
 Exercise of common
  stock options.........           --    1,000          --       56,000          --
 Issuance of preferred
  stock.................    8,797,000       --          --           --          --
 Exchange of convertible
  debt for preferred
  stock.................    1,889,000           (1,689,000)
 Issuance of treasury
  stock to bankruptcy
  trust.................           --       --   2,285,000      529,000          --
 Proceeds from issuance
  of common stock and
  warrants..............           --   44,000          --    2,500,000     155,000
 Issuance of warrants
  with debt.............           --       --          --           --     479,000
 Issuance of stock for
  director's fees.......           --    1,000          --       67,000          --
 Preferred stock
  dividends and
  beneficial
  conversion............      467,000       --          --    3,582,000          --
 Beneficial conversion
  on convertible debt...           --       --          --      450,000          --
 Issuance of stock and
  warrants for
  acquisition...........           --   11,000          --    1,716,000      74,000
 Issuance of stock and
  warrants for
  settlement of claim...           --    4,000          --      237,000     435,000
 Issuance of stock and
  warrants for
  services..............           --    4,000          --      212,000     113,000
 Relief of debt by
  significant
  shareholder...........           --       --          --      427,000          --
 Stock issued under
  severance agreement...           --    1,000          --       49,000          --
 Deferred compensation
  amortization..........           --       --          --           --          --
 Net loss...............           --       --          --           --          --
                          ----------- -------- -----------  -----------  ----------
Balance, June 30, 1999..  $16,153,000 $284,000  $ (232,000) $46,840,000  $3,019,000
                          =========== ======== ===========  ===========  ==========

                                                    Accumulated
                                         Deferred     Earnings
                                       Compensation  (Deficit)       Total
                                       ------------ ------------  ------------
Balance, July 1, 1996................   $(336,000)  $ (7,178,000) $ 12,383,000
 Common stock and warrants issued in
  acquisition........................          --             --       650,000
 Stock warrants issued with debt.....          --             --       169,000
 Deferred compensation amortization..      90,000             --        90,000
 Net loss............................          --    (14,981,000)  (14,981,000)
                                        ---------   ------------  ------------
Balance, June 30, 1997...............   $(246,000)  $(22,159,000) $ (1,689,000)
 Forfeiture of shares of stock
  granted to key employees...........      60,000             --            --
 Common stock shares reacquired......          --             --      (700,000)
 Proceeds from issuance of common
  stock and warrants.................          --             --     9,401,000
 Issuance of warrants with debt......          --             --        43,000
 Conversion of convertible debt......          --             --     4,542,000
 Interest charge on convertible
  debt...............................          --             --       150,000
 Preferred stock dividends...........          --        (52,000)      (52,000)
 Exchange of warrants for common
  stock..............................          --             --      (169,000)
 Issuance of stock and warrants for
  equipment..........................          --             --     7,954,000
 Warrants issued under severance
  agreement..........................          --             --       301,000
 Issuance of stock for note
  receivable.........................          --             --     1,050,000
 Deferred compensation amortization..      70,000             --        70,000
 Net loss............................          --    (17,943,000)  (17,943,000)
                                        ---------   ------------  ------------
Balance, June 30, 1998...............   $(116,000)  $(40,154,000) $  2,958,000
 Forfeiture of shares of stock
  granted to employees...............      60,000             --            --
 Exercise of common stock options....          --             --        57,000
 Issuance of preferred stock.........          --             --     8,797,000
 Exchange of convertible debt for
  preferred stock....................                                  200,000
 Issuance of treasury stock to
  bankruptcy trust...................          --             --     2,814,000
 Proceeds from issuance of common
  stock and warrants.................          --             --     2,699,000
 Issuance of warrants with debt......          --             --       479,000
 Preferred stock dividends and
  beneficial conversion                        --     (4,173,000)     (124,000)
 Issuance of stock for directors
  fees...............................          --             --        68,000
 Issuance of stock and warrants for
  settlement of claim................          --             --       676,000
 Relief of debt by significant
  shareholder........................          --             --       427,000
 Beneficial conversion on convertible
  debt...............................          --             --       450,000
 Issuance of stock and warrants for
  acquisition........................          --             --     1,801,000
 Issuance of stock and warrants for
  services...........................          --             --       329,000
 Stock issued under severance
  agreement..........................          --             --        50,000
 Deferred compensation amortization..      36,000             --        36,000
 Net loss............................          --    (17,989,000)  (17,989,000)
                                        ---------   ------------  ------------
Balance, June 30, 1999...............   $ (20,000)  $ 62,316,000  $  3,728,000
                                        =========   ============  ============

   The accompanying notes are an integral part of these consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended June 30,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
OPERATING ACTIVITIES
Loss from continuing operations......  $(17,989,000) $(17,943,000) $(14,981,000)
Adjustments to reconcile net loss to
 cash provided by (used in) operating
 activities:
  Extraordinary gain on forgiveness
   of debt...........................   (10,022,000)           --            --
  Depreciation and amortization......    10,559,000     4,735,000     6,000,000
  Provision for bad debts............     6,414,000     1,661,000     1,727,000
  Deferred income taxes..............            --            --     2,228,000
  Interest charge on convertible debt
   issued at discount................       665,000       150,000            --
  Warrants issued under severance
   agreements........................            --       302,000            --
  Write down of long-lived assets....     3,070,000     1,135,000     4,400,000
  Credit from carrier................            --            --    (1,200,000)
  Working capital changes, net of
   non-cash transactions.............            --            --            --
  Accounts receivable................    (4,242,000)    1,549,000     3,597,000
  Stock and warrants issued for
   services..........................       195,000            --            --
  Stock issued for settlement of
   claim.............................       676,000            --            --
  Compensation expense recognized for
   common stock issuance.............        35,000            --            --
  Other receivables..................        (7,000)      922,000    (1,766,000)
  Prepaid expenses and other.........        97,000      (252,000)    1,468,000
  Other assets.......................       649,000      (655,000)     (479,000)
  Accounts payable and accrued
   liabilities.......................     6,009,000     3,457,000     2,856,000
  Other, net.........................            --        70,000       123,000
                                       ------------  ------------  ------------
    Net cash provided by (used in)
     operating activities............    (3,891,000)   (4,869,000)    3,973,000
                                       ------------  ------------  ------------
INVESTING ACTIVITIES
Purchase of property and equipment...      (703,000)   (6,835,000)     (272,000)
Cash paid for acquisitions of
 business and assets.................      (555,000)   (3,295,000)      (76,000)
Other, net...........................        75,000            --         4,000
                                       ------------  ------------  ------------
    Net cash used in investing
     activities......................    (1,183,000)  (10,130,000)     (344,000)
                                       ------------  ------------  ------------
FINANCING ACTIVITIES
Proceeds from long-term debt.........     2,822,000     7,800,000     3,000,000
Payments on long-term debt...........    (5,204,000)     (297,000)           --
Repayments on revolving line of
 credit..............................            --    (4,555,000)   (6,099,000)
Net proceeds on contractual
 obligations with regard to
 receivables sales agreement.........     1,004,000     2,335,000            --
Proceeds from issuance of preferred
 stock...............................       500,000            --            --
Proceeds from convertible debt.......     2,800,000            --            --
Proceeds from exchange of common
 stock for preferred stock...........       200,000            --            --
Proceeds from issuance of common
 stock and warrants..................     2,758,000     9,400,000            --
Other, net...........................            --       (52,000)      (84,000)
                                       ------------  ------------  ------------
Net cash provided by (used in)
 financing activities................     4,880,000    14,631,000    (3,183,000)
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................      (194,000)     (368,000)      446,000
Cash and cash equivalents, beginning
 of year.............................       460,000       828,000       382,000
                                       ------------  ------------  ------------
    Cash and cash equivalents, end of
     year............................  $    266,000  $    460,000  $    828,000
                                       ============  ============  ============
    Cash paid during the year for
     interest........................  $  2,395,000  $    843,000  $    947,000
                                       ============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Organization and Summary of Significant Accounting Policies

   Equalnet Communications Corp., formerly Equalnet Holding Corp., (the "Company") is a national long-distance telephone company. The Company is comprised of three wholly-owned operating subsidiaries, EqualNet Corporation ("EqualNet"), a long-distance telephone company providing services to generally small commercial and residential accounts nationwide; USC Telecom, Inc. ("USC Telecom"), a long-distance company formed in the first quarter of fiscal year 1999; and, Netco Acquisition Corp. ("Netco"), the owner of nine telecommunications switches located in major cities in the United States. The following significant accounting policies are followed by the Company and its subsidiaries in the preparation of its consolidated financial statements.

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

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

NOTE 2--Bankruptcy Filings

   EqualNet Corporation ("EqualNet"), one of the Company's operating subsidiaries, and EqualNet Wholesale Services, Inc. ("Wholesale"), a wholly-owned non-operating subsidiary of EqualNet filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") on September 10, 1998 (the "Petition Date") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"), Houston, Texas. On October 2, 1998, Wholesale filed its motion to convert its bankruptcy proceeding from a Chapter 11 reorganization to a Chapter 7 liquidation. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, EqualNet managed its assets and operated its business as a debtor-in-possession pending confirmation of its reorganization plan, which plan was confirmed on April 28, 1999. The plan of reorganization provided for the restructuring of amounts and repayment terms for secured and unsecured creditors. In conjunction with the confirmation and consummation of the reorganization plan, certain debts were reduced resulting in an extraordinary gain of approximately $10.0 million ($0.50 per share--basic and diluted). As voting control of the Company's common stock remained the same as a result of the confirmation of the plan of reorganization, fresh start accounting was not used in accordance with AICPA Statement of Position 90-7.

                         EQUALNET COMMUNICATIONS CORP.

NOTE 3--Liquidity and Working Capital Deficit

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

                         EQUALNET COMMUNICATIONS CORP.

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

NOTE 4--Property and Equipment

   The cost of property and equipment is as follows:

                                                          1999         1998
                                                       -----------  -----------
  Telecommunications switches......................... $13,390,000  $13,390,000
  Computer equipment..................................   4,955,000    4,435,000
  Furniture and Fixtures..............................   1,209,000    1,209,000
  Leasehold improvements..............................   1,247,000    1,178,000
                                                       -----------  -----------
                                                       $20,801,000  $20,212,000
  Accumulated depreciation and amortization...........  (8,368,000)  (4,838,000)
                                                       -----------  -----------
                                                       $12,433,000  $15,374,000
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

NOTE 5--Asset Purchase and Acquisitions

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

                         EQUALNET COMMUNICATIONS CORP.

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

NOTE 6--Related Party Transactions

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

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

NOTE 7--Capital Stock

 Series A Preferred Stock

   During fiscal year 1998 the Company issued 2,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") valued at $2,000,000 and had 2,030 and 2,000 shares of Series A Preferred with a stated value of $1,000 per share outstanding at June 30, 1999 and 1998, respectively. Series A Preferred dividends are cumulative at the rate of $60.00 per year, payable quarterly in either cash or additional shares of Series A Preferred. The Series A Preferred resolution has been amended effective October 28, 1998 to include conversion features such that the Series A Preferred is convertible at a discounted price. A deemed distribution approximating $3.6 million was recorded during fiscal year ended June 30, 1999. Per the amended resolutions, the Holders of Series A have the right to convert their shares into the Company's common stock based upon a formula which, subject to the Company's continued listing on a national exchange, will not be less than $0.75 per share of common stock adjusted 31 days (and adjusted again every six months afterwards) after shareholder approval of the Company's proposed reverse stock split to 75% of the average closing price of the Company's common stock for the five previous trading days; the proposed reverse stock split has been submitted for shareholder approval in the Company's 1999 Annual Shareholder Meeting proxy statement. Should the Company be delisted from all national exchanges, the conversion floor is removed and the conversion formula of 85% of the Average Market Price (as defined by the Series A Preferred Stock Designation) has no lower conversion price per share limit. The Series A Preferred has a $1,000 liquidation preference plus accrued and unpaid dividends over the Company's common stock. The Company is prohibited from declaring or paying dividends on its common stock unless all accrued dividends on the Series A Preferred have been paid. The Series A preferred is redeemable at a rate of $1,000 per share at the option of the holder when certain events, which are in control of the Company, occur such as the Company's inability to convert preferred shares into common shares. Series A preferred ranks senior to the Company's other series of preferred stock in liquidation preference. Dividend payments for the Series A Preferred was waived by the holders through February 22, 1999. The Company issued 30 shares of Series A Preferred as payment of dividends during the year ended June 30, 1999.

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

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

   The changes in stock options outstanding for the Company's plans for 1999, 1998, and 1997 were as follows:

                                                                Weighted Average
                                                                 Exercise Price
                                                      Shares       Per Share
                                                     ---------  ----------------
   Outstanding at July 1, 1996......................    11,000       $16.74
     Granted........................................   538,000       $ 3.31
     Exercised......................................       --        $  --
     Forfeited......................................   (23,000)      $ 3.87
                                                     ---------
   Outstanding at June 30, 1997.....................   526,000       $ 3.57
     Granted........................................    20,000       $ 1.88
     Exercised......................................       --        $  --
     Forfeited......................................  (366,000)      $ 3.36
                                                     ---------
   Outstanding at June 30, 1998.....................   180,000       $ 3.79
     Granted........................................ 2,135,000       $ 0.50
     Exercised......................................  (128,000)      $ 0.41
     Forfeited......................................  (414,000)      $ 1.32
                                                     ---------
   Outstanding at June 30, 1999..................... 1,773,000       $ 0.65
                                                     ---------

   Vested stock options as of June 30, 1999, 1998, and 1997 are as follows:

                                                                Weighted Average
                                                                 Exercise Price
                                                        Shares     Per Share
                                                        ------- ----------------
     June 30, 1999..................................... 243,000      $ 1.12
     June 30, 1998.....................................  95,000        3.93
     June 30, 1997.....................................   3,000       16.93

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

                         EQUALNET COMMUNICATIONS CORP.

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

                                          Exercise
Warrants                                   Price          Exercise Price
--------                                  -------- -----------------------------
294,000..................................  $0.55   September 1998-July 2003
150,000..................................   0.68   June 1999-June 2004
666,232..................................   0.90   September 1998-September 2000
1,320,000................................   1.00   October 1997-April 2003
83,333...................................   1.13   March 1999-February 2004
300,000..................................   1.33   January 1999-January 2004
400,000..................................   1.50   March 1998-May 2004
230,000..................................   2.00   April 1998-April 2003
83,334...................................   2.50   August 1999-February 2004
100,000..................................   7.50   January 1998-November 2001

   Warrants issued in connection with debt has been valued using the Black-Scholes model and have been recorded as debt origination costs or debt discount and are being amortized over the term of the related debt. Warrants issued for services performed have been valued using the Black-Scholes model and have been expensed.

                         EQUALNET COMMUNICATIONS CORP.

NOTE 8--Taxes

   For fiscal years 1999 and 1998, the Company recorded no benefit for income taxes due to a valuation allowance being established for the entire operating loss and other deferred tax assets. The provision for income taxes for the fiscal year ended June 30, 1997 is as follows:

                                                   Federal    State     Total
                                                  ---------- -------- ----------
  Current........................................ $   29,000 $ 88,000 $  117,000
  Deferred.......................................  1,953,000  276,000  2,229,000
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

   Significant components of the Company's deferred tax assets and liabilities at June 30 are as follows:

                                                        1999          1998
                                                    ------------  ------------
Deferred tax liabilities:
  Other, net....................................... $        --   $    (75,000)
                                                    ------------  ------------
Total deferred tax liabilities.....................          --        (75,000)
Deferred tax assets:
  Amortization of acquisition costs................    5,611,000     4,568,000
  Write-off of goodwill............................      310,000       336,000
  Bad debt allowance...............................      155,000       401,000
  Accrued liabilities..............................      705,000       265,000
  Net operating loss carryforward..................   15,597,000     9,735,000
  Other............................................      188,000       365,000
                                                    ------------  ------------
Total deferred tax assets..........................   22,566,000    15,670,000
Valuation allowance................................  (22,566,000)  (15,670,000)
                                                    ------------  ------------
Net deferred tax assets............................ $        --   $        --
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

                         EQUALNET COMMUNICATIONS CORP.

   The reasons for the differences between the amount of tax expense (benefit) provided and the amount of tax expense (benefit) computed by applying the statutory Federal income tax rate to income before taxes for the years 1999, 1998, and 1997 are as follows:

                                           Year Ended June 30,
                          ------------------------------------------------------------
                                1999                 1998                 1997
                          ------------------   ------------------   ------------------
                            Amount       %       Amount       %       Amount       %
                          -----------  -----   -----------  -----   -----------  -----
Tax expense at statutory
 rates..................  $(6,116,000)  34.0%  $(6,101,000)  34.0%  $(4,296,000)  28.7%
Increase (decrease) in
 taxes resulting from:
  State income tax
   benefit..............     (863,000)   4.8%     (861,000)   4.8%     (519,000)   3.5%
  Valuation allowances..    6,896,000  (38.3)%   6,950,000  (38.7)%   7,097,000  (47.4)%
  Other.................       83,000   (0.5)%      12,000   (0.1)%      63,000   (0.4)%
                          -----------  -----   -----------  -----   -----------  -----
                          $       --     0.0%  $       --     0.0%  $ 2,345,000  (15.7)%
                          -----------  -----   -----------  -----   -----------  -----

   No income tax payments were made during fiscal years 1999 and 1998. Taxes paid during fiscal year 1997 totaled approximately $88,000.

NOTE 9--Debt

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

   In September 1998 and January 1999, the Company executed loan agreements in favor of the Willis Group of approximately $0.2 million and $0.1 million, respectively, for certain advances made on behalf of the Company. These notes are secured by the assets of the Company and each of its subsidiaries, bear interest at a rate of 11% per annum, and are due March 1, 2000. At June 30, 1999, the Company had approximately $0.3 million outstanding under these loans.

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

   In August 1998, USC Telecom entered into a receivables purchase agreement and used the proceeds of the initial funding to pay of a portion of the debt assumed in the SA Telecom acquisition. The maximum purchase commitment under this facility is $4.0 million with a program fee of prime plus 2%--4% per annum (12.1% at June 30, 1999). At June 30, 1999, the amount owed under this receivable purchase commitment was approximately $1.0 million.

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

NOTE 10--Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                                     Weighted Average Per Share
                                         Net Loss     Common Shares    Amount
                                       ------------  ---------------- ---------
Year Ended June 30, 1999:
  Net loss............................ $(17,989,000)
  Dividends and deemed distribution
   applicable to preferred stock...... $ (4,177,000)
                                       ------------
  Basic and diluted EPS-
   Net loss applicable to common
   stock.............................. $(22,166,000)    19,936,000     $(1.11)
                                       ============     ==========     ======
Year Ended June 30, 1998:
  Net loss............................ $(17,943,000)
  Dividends applicable to preferred
   stock.............................. $    (52,000)
  Basic and diluted EPS-
   Net loss applicable to common
   stock.............................. $(17,995,000)    10,944,000     $(1.64)
                                       ------------
Year Ended June 30, 1997:
  Net loss............................ $(14,981,000)
  Dividends applicable to preferred
   stock.............................. $        --
                                       ------------
  Basic and diluted EPS-
   Net loss applicable to common
   stock.............................. $(14,981,000)     6,097,000     $(2.46)
                                       ============     ==========     ======

   The analysis above assumes there are no conversions of any securities during the periods shown because there is a loss in each fiscal year and, as a result, the effect of the conversion of any security would be anti-dilutive.

                         EQUALNET COMMUNICATIONS CORP.

NOTE 11--Commitments and Contingencies

   The following is a schedule by years of future minimum lease payments under operating leases as of June 30, 1999:

Year Ended June 30,    Amount
-------------------  ----------
   2000              $  396,000
   2001                 365,000
   2002                 375,000
   2003                 375,000
   2004                 375,000
Thereafter                  --
                     ----------
                     $1,886,000
                     ==========

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

                         EQUALNET COMMUNICATIONS CORP.

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

                         EQUALNET COMMUNICATIONS CORP.

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

NOTE 12--Subsequent Event

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

                         EQUALNET COMMUNICATIONS CORP.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                         Balance at Charged to                            Balance at
                         Beginning  Costs and    Charged to   Deductions    End of
                         of Period   Expenses  other Accounts Describe(A)   Period
                         ---------- ---------- -------------- ----------- ----------
Fiscal Year Ended June
 30, 1999
  Allowance for Doubtful
   Accounts.............   $1,034     $6,414       $   61       $7,109      $  400
Fiscal Year Ended June
 30, 1998
  Allowance for Doubtful
   Accounts.............   $1,451     $1,661       $ (112)      $1,966      $1,034
Fiscal Year Ended June
 30, 1997
  Allowance for Doubtful
   Accounts.............   $3,285     $1,727       $2,011(B)    $5,572      $1,451
  Allowance for Advances
   to Agents............   $1,000     $  --        $  --        $1,000      $  --

--------
(A) Uncollectible accounts written off, net of recoveries
(B) Provision for uncollectible accounts receivable taken against agent commissions payable

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Equalnet Communications Corp.
                                          (Registrant)

                                          By: /s/ Mitchell H. Bodian
                                             __________________________________
                                             Mitchell H. Bodian, President,
                                             Chief Executive Officer,
                                             Principal Financial and
                                             Accounting Officer and Director

Dated: April 19, 2000

   In accordance with the Securities and Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

              Signature                          Title                   Date
              ---------                -------------------------- -------------------
        /s/ Mark A. Willis             Chairman of the Board        April 19, 2000
______________________________________  of Directors
            Mark A. Willis

      /s/ Mitchell H. Bodian           President, Chief Executive   April 19, 2000
______________________________________  Officer, Principal
          Mitchell H. Bodian            Financial and Accounting
                                        Officer and Director

      /s/ Ronald J. Salazar            Director                     April 19, 2000
______________________________________
          Ronald J. Salazar