Form 10-Q
period 2000-03-31
EQUALNET COMMUNICATIONS CORP
filed 2000-05-22
CIK 936163

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     There were 40,944,341 shares of the Registrant's $.01 par value common stock outstanding as of May 15, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EQUALNET COMMUNICATIONS CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,            March 31,
                                                                                       1999                 2000
                                                                                  -----------       ----------------
                                                                                                         (Unaudited)
                                   ASSETS
Current Assets:
 Cash and equivalents...........................................................  $   266,000       $       326,949
 Accounts receivable, trade.....................................................    7,873,000             4,699,627
 Other receivables..............................................................      472,000                    --
 Prepaid expenses and other.....................................................      401,000                54,116
                                                                                  -----------       ---------------
 Total current assets...........................................................    9,012,000             5,080,692
                                                                                  -----------       ---------------
Property and equipment..........................................................   20,801,000            22,626,375
Less accumulated depreciation and amortization..................................   (8,368,000)          (10,978,632)
                                                                                  -----------       ---------------
 Net property and equipment.....................................................   12,433,000            11,647,743
                                                                                  -----------       ---------------
Customer acquisition costs, net.................................................    3,862,000             2,935,898
Other assets....................................................................      407,000               545,023
                                                                                  -----------       ---------------
   Total assets.................................................................  $25,714,000       $    20,209,356
                                                                                  ===========       ===============
                        LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable................................................................  $ 3,991,000       $     6,497,920
Accrued liabilities.............................................................    5,740,000             4,993,537
Current portion of long term debt--related party................................      322,000               322,334
Current portion of long term debt...............................................    2,726,000             2,877,388
Debt in default.................................................................      558,000               558,370
Contractual obligations with regard to receivables
 sales agreement................................................................    3,339,000             3,162,439
                                                                                  -----------       ---------------
    Total current liabilities...................................................   16,685,000            18,411,988
                                                                                  -----------       ---------------
Long term debt..................................................................    5,301,000             3,692,006
Other long term liabilities.....................................................           --               591,764
Commitments and contingencies
Stockholders' Equity (Deficit):
 Preferred stock................................................................   16,153,000            12,394,633
 Common stock...................................................................      284,000               387,271
 Treasury stock, at cost........................................................     (232,000)              (88,160)
 Additional paid-in-capital.....................................................   46,840,000            52,691,504
 Stock warrants.................................................................    3,019,000             3,019,359
 Deferred compensation..........................................................      (20,000)                   --
 Accumulated deficit............................................................  (62,316,000)          (70,891,009)
                                                                                 ------------       ---------------
    Total stockholders' equity (deficit)........................................    3,728,000            (2,486,402)
                                                                                 ------------       ---------------
    Total liabilities and stockholders' equity
     (deficit).................................................................. $ 25,714,000       $    20,209,356
                                                                                 ============       ===============

       See notes to consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                   Three Months Ended                  Nine Months Ended
                                       March 31,                           March 31,
                            --------------------------------  -----------------------------------
                                1999               2000               1999              2000
                            -----------        -----------       ------------       -----------
Sales.....................   $ 9,345,633        $ 7,088,021       $ 25,356,218       $21,912,796
Cost of Sales.............     7,459,706          4,783,361         24,809,039        15,148,887
                             -----------        -----------       ------------       -----------
Gross profit..............     1,885,927          2,304,660            547,179         6,763,909
                             -----------        -----------       ------------       -----------
Selling, general, and
  administrative
  expenses................     2,255,979          2,164,415          8,488,203         7,378,326
Depreciation and
  amortization............     3,737,712          2,118,990          8,867,608         5,646,403
                             -----------        -----------       ------------       -----------
Operating loss............    (4,107,764)        (1,978,745)       (16,808,632)       (6,260,820)
                             -----------        -----------       ------------       -----------
Other income (expense):
 Interest, net............      (721,942)          (427,464)        (1,983,889)       (1,147,162)
 Other....................       (54,266)           (59,684)           (37,165)         (250,694)
                             -----------        -----------       ------------       -----------
                                (776,208)          (487,148)        (2,021,054)       (1,397,856)
                             -----------        -----------       ------------       -----------
Loss before income taxes
  and reorganization
  costs...................    (4,883,972)        (2,465,893)       (18,829,686)       (7,658,676)
Benefit for federal
  income taxes............            --                 --                 --                --
                             -----------        -----------       ------------       -----------
Loss before
  reorganization costs....    (4,883,972)        (2,465,893)       (18,829,686)       (7,658,676)
Reorganization costs......      (234,000)                --           (376,658)               --
                             -----------        -----------       ------------       -----------
Net loss..................   $(5,117,972)       $(2,465,893)      $(19,206,344)      $(7,658,676)
                             ===========        ===========       ============       ===========
Preferred stock
  dividends and deemed
  distributions...........   $(1,042,753)       $  (243,805)      $ (3,500,082)      $  (854,805)
                             -----------        -----------       ------------       -----------
Net loss available to
  common shareholders.....   $(6,160,725)       $(2,709,698)      $(22,706,426)      $(8,513,481)
                             ===========        ===========       ============       ===========
Net loss per share--
  basic and diluted.......   $     (0.32)       $     (0.08)      $      (1.18)      $     (0.28)
                             ===========        ===========       ============       ===========
Weighted average number
  Of shares...............    19,027,111         33,733,716         19,309,972        30,820,000
                             ===========        ===========       ============       ===========


      See notes to consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                 March 31,
                                                                       ----------------------------
                                                                        1999               2000
                                                                       ---------        -----------
Operating activities:
 Net loss from continuing operations.................................  $(19,206,344)    $(7,658,676)
 Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization.....................................     8,867,608        5,646,403
   Interest charge on convertible debt issued at
    discount.........................................................       450,000               --
 Provision for bad debt..............................................     1,383,683        3,231,184
 Amortization of discount on convertible debt........................       106,253
 Change in deferred rent.............................................      (223,917)              --
 Compensation expense recognized for common stock
  Issue..............................................................        35,417          114,775
 Changes in working capital components:
  Accounts receivable, trade.........................................    (3,705,510)      (1,310,686)
  Prepaid expenses and other current assets..........................       122,867          818,884
  Accounts payable and accrued liabilities not
   subject to compromise.............................................    (5,220,046)       1,760,457
  Accounts payable and accrued liabilities
   subject to compromise.............................................    14,083,207               --
  Other, net.........................................................       203,498         (138,023)
                                                                       ------------      -----------
Net cash provided by (used in) operating
activities...........................................................    (3,103,284)       2,464,318
                                                                       ------------      -----------
Investing activities:
Purchases of property and equipment..................................      (639,934)        (215,856)
Cash paid for acquisition............................................      (555,000)        (166,000)
Proceeds from sale of equipment......................................        74,775
  Expenses capitalized to property and equipment.....................            --       (1,457,799)
                                                                       ------------      -----------
Net cash used in investing activities................................    (1,120,159)      (1,839,655)
                                                                       ------------      -----------
Financing activities:
Proceeds from subordinated notes payable.............................     4,981,615               --
Repayments on long-term debt.........................................    (7,038,927)        (865,842)
Proceeds from convertible debt.......................................     2,800,000               --
Proceeds from sale of common stock...................................       107,155          478,689
Proceeds from exchange of common stock for
 preferred stock.....................................................       200,000               --
Net proceeds (repayments) on contractual
 obligations with regard to receivable sales
 agreements..........................................................     3,458,433         (176,561)
                                                                       ------------      -----------
Net cash provided by (used in) financing
 activities..........................................................     4,508,276         (563,714)
                                                                       ------------      -----------
Net increase (decrease) in cash......................................       284,833           60,949
Cash at beginning of period..........................................       459,581          266,000
                                                                       ------------      -----------
Cash at end of period................................................  $    744,414      $   326,949
                                                                       ============      ===========
Reorganization costs paid............................................  $     71,658
                                                                       ============

                See notes to consolidated financial statements.

                         EQUALNET COMMUNICATIONS CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

  The unaudited consolidated financial statements of Equalnet Communications Corp. (the "Company") for the three and nine month periods ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 1999. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated position of the Company and its consolidated subsidiaries at March 31, 2000, and the consolidated results of their operations and cash flows for the periods ended March 31, 2000 and 1999. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the year ended June 30, 2000.

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

NOTE 3--DEBT

  USC Telecom defaulted on its note payable of approximately $558,000 to Greyrock Business Credit in February 1999 and, accordingly, the corresponding debt is classified as debt in default as of March 31, 2000 and June 30, 1999. As further discussed in Note 6, the Company entered into a settlement agreement with the note holder on October 9, 1999 whereby the outstanding principal and accrued interest will be paid by the issuance of a number of shares of the Company's unregistered common stock. This debt is classified as debt in default on the consolidated balance sheet.

  In November 1999, Netco Acquisition Corp. ("Netco"), the Company's wholly owned subsidiary, amended its note payable with Finova Capital Corporation. Under the Second Amendment to the Loan and Security Agreement (the "Agreement"), Netco modified the timing of certain payments of principal and interest.

  On March 22, 2000 the Company acquired certain assets of Atcall, Inc. from the debtor-in-possession under a Chapter 11 proceeding pursuant to the Bankruptcy Code. The assets which were purchased included Atcall's rights and interests to all accounts of subscribers to Atcall's telecommunications services, Atcall's network facilities, all contracts, licenses and permits issued by governmental entities issued to Atcall, and Atcall's debit card inventory, furniture and equipment. Consideration for the purchase of the assets included a payment of approximately $16,000 in cash, issuance of 365,044 shares of unregistered common stock (valued at $233,282), and the assumption of all indebtedness owed by Atcall to RFC Capital. The assumption of a portion of the indebtedness was done on a limited recourse basis, such that the Company is not liable for such portion of the indebtedness except to the extent that accounts receivable securing such indebtedness are collected. Neither the indebtedness which is limited recourse except to the underlying assets, nor the assets securing such indebtedness has been recorded by the Company. Approximately $165,000 of the indebtedness is on a full recourse basis, is secured by certain equipment and is recorded as a liability in the financial statements. The Company provided wholesale long distance to Atcall during the administration of its Chapter 11 proceeding and, in connection therewith, has booked approximately $1.8 million in customer acquisition costs associated with this acquisition.

NOTE 4--INCOME TAXES

  The Company recorded a valuation allowance amounting to the entire net deferred tax asset balance at December 31, 1999, due to operating losses which give rise to uncertainty as to whether the deferred tax asset is realizable. The Company has recorded no income tax benefit for the period ended March 31, 2000.

NOTE 5--MANAGEMENT'S PLANS TO RETURN TO PROFITABILITY

  For the three and nine month periods ended March 31, 2000 and 1999, the Company reported pre-tax net operating losses, has a working capital deficiency, and debt in default. The Company also has significant amounts of debt due within the next twelve months. While the Company's management is attempting to raise additional funds and/or refinance these obligations, there is no guarantee additional financing will be available on commercially reasonable or acceptable terms, or on terms which would not be dilutive to stockholders, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Pre-tax net operating losses were attributable to several internal and external factors. Continued provisioning challenges through the end of calendar year 1998 led to delayed billing and increased customer attrition. In addition, the Company attempted to convert to a new customer management, billing, and rating system in late fiscal year 1998 which proved to be unsuccessful. Simultaneous with the Company's attempted conversion and implementation to this customer management, billing, and rating system the Company acquired a significant customer base; conversion problems adversely affected the Company's cash collections and, to a greater extent, led to increased customer attrition. The Company continues to retire certain obligations, primarily taxes, that were not discharged in the EqualNet bankruptcy. A significant portion of the Company's capital is provided by sales agreements with a third-party. Funding under these agreements are based on specific accounts receivable eligibility requirements with the primary factor being the collections history per account.

  The Company's management is continuing actions to strengthen the financial position of the Company. New products and initiatives are being investigated and implemented to significantly enhance sales and revenue, including (i) prepaid local dial tone,(ii) wholesale international rates for retail customers (iii) pre-paid debit cards and postpaid calling cards, (iv) advertiser-sponsored long distance, (v) voice mail services and (vi) the pursuit of acquisitions expected to be accretive to earnings.

  During the quarter ended March 31, 2000 the Company acquired certain assets of Atcall, Inc., primarily its customer base. The Atcall customer base included wholesale purchasers of prepaid long distance calling cards and also "one plus" and postpaid calling card long distance customers.

  On April 27, 2000 the Company signed a definitive agreement to purchase 100% of the stock of Max-Tel Communications, Inc.("MTC"). MTC is a prepaid competitive local exchange carrier providing prepaid dial tone to subscribers who typically do not meet the credit criteria imposed by the incumbent local exchange carriers. The acquisition of MTC is subject, among other things, to satisfactory completion of its due diligence, obtaining required regulatory approvals, and financing of the cash component of the transaction consideration. The Company has received a preliminary commitment from a lender to provide the financing necessary to consummate the transaction. Additionally, the Company is negotiating with several third parties for possible acquisitions or to form strategic alliances in order to maximize the utilization of the Company's telecommunications switches (the "Switches").

  The Company believes the acquisitions and new product offerings noted above are particularly significant to increasing the Company's revenues and returning to profitability. Furthermore, management believes the Company must continue to increase its innovation and not depend on competitive pricing alone in order to become more competitive in the marketplace. Some of the new product offerings noted above are pricing packages only and will not require a significant amount of capital. Any new product offerings requiring technology advancements will most likely come from strategic alliances or potential mergers. Financing for potential strategic alliances or mergers is expected to come from the issuance of the Company's common stock and from borrowing. In order to provide financing to support operations, the Company must also continue to increase revenue generated from its existing resources. Management plans to increase traffic over its Switches by adding traffic attributable to the new products and recent and future acquisitions. In addition, the Company is continuing efforts to reduce its primary carrier costs for its existing customer base. The Company continues to make improvements in its billing and MIS systems as part of its efforts to more accurately bill customers, maximize customer revenue and ensure proper audit of vendor invoices related to the cost of service. The Company has also implemented a cost reduction program, and continues to refine these efforts, related to general, administrative, and overhead expenditures. In addition to utilizing the Switches to provide transmission of its customer traffic, the Company is focusing on offering bundled services to its customers, mainly long-distance service and local service.

  Management believes the plans discussed above are critical to returning the Company to profitability. Additionally, the Company intends to seek additional possible strategic alliances and business combinations in order to more rapidly implement its plans for increasing the service offerings or for reducing costs of the Company. Management is attempting to balance the cash flows from operations to meet current needs, and is continuously seeking additional capital resources to fund the expansion of service offerings of the Company. Should capital resource requirements to achieve management's plan to return to profitability significantly exceed management's ability to meet those needs, the Company's ability to return to profitability could be significantly delayed or impaired.


NOTE 6--COMMITMENTS AND CONTINGENCIES

  On August 7, 1998, Robert H. Turner, the Company's former Chief Executive Officer, filed suit against the Company alleging an unspecified amount of damages based upon an alleged breach of his employment agreement and other claims. Although the Company denies any wrongdoing or liability in the matter, the Company entered into a settlement agreement with Mr. Turner in December 1999. The settlement agreement provided that Mr. Turner would dismiss his lawsuit and release the Company from all claims arising out of his employment relationship with the Company. The Company and other defendants agreed to pay certain cash and common stock consideration. Mr. Turner has received partial consideration in respect of the settlement agreement but failed to dismiss the lawsuit as required under the settlement agreement. The Company has not made certain cash payments called for under the terms of the settlement agreement.
In April 2000 Mr. Turner filed a motion for summary judgment against the Company requiring that the Company immediately make payment of the amounts owed plus interest, attorneys' fees and court costs. The Company has filed a response to Mr. Turner's motion claiming that Mr. Turner is in breach of the settlement agreement.

  On September 21, 1998, Cyberserve, Inc., WSHS Enterprises, Inc. and William Stuart (collectively "Bluegate") filed suit against the Company and Netco Acquisition LLC alleging damages for breach of contract and other alleged claims. The lawsuit arose out of matters relating to a letter of intent wherein the Company proposed to purchase certain assets of Cyberserve, Inc. and WSHS Enterprises, Inc., subject to, among other things, the performance of due diligence by the Company. The damages Bluegate alleges it incurred were as a result of, among other things, the claimed modification of its business to its detriment in anticipation of the integration of its operations with those of the Company. It is impossible to determine with any degree of certainty what, if any, liability the Company or any of its subsidiaries may incur in this matter. The Company denies any wrongdoing or liability in this matter and intends to defend itself vigorously against all claims of the plaintiffs. The Company cannot predict the outcome of the lawsuit and its potential liability, if any, in connection with this lawsuit.

  On September 29, 1998, SA Telecommunications Incorporated ("SA Telecommunications") asserted claims pursuant to a purchase agreement against USC Telecom, Inc. ("USC Telecom") and the Company for operating losses for the period from April 1, 1998, to July 22,1998, damages for delayed or unbillable revenue, delivery of shares of the Company's Series C preferred stock, and other items. On December 28, 1998, the court signed an order approving those claims in the amount of approximately $813,000. The Company and USC Telecom disputed the monetary claims asserted by SA Telecommunications in its demand and filed a notice of appeal of the court's order in the proceedings. On October 9, 1999, SA Telecommunications, Greyrock Business Credit ("Greyrock"), and the Company presented an agreement to the SA Telecommunications bankruptcy court providing for the settlement of the SA Telecommunications judgment and amounts owed to Greyrock. The agreement calls for the payment of the remaining principal balance of the promissory note to Greyrock, plus accrued but unpaid interest, by the issuance of a number of shares of the Company's unregistered common stock valued at the lesser of $0.28 per common share (as adjusted to account for any stock split) or the market price of the unregistered common stock at the date registration of the shares is effective. In addition, the agreement calls for the satisfaction of the remaining obligation to SA Telecommunications by the payment of $150,000 in cash plus the issuance of an amount of the Company's unregistered common stock equal to approximately $660,000 valued at the lesser of $0.28 per common share (as adjusted to account for the stock split) or the market price of the unregistered common stock at the date registration of the shares is effective. The Company paid the cash component of this agreement in October 1999. The settlement agreement provides that if the registration of these shares of the Company's common stock is not effective as of October 31, 1999, the amount of the Company's common stock to be issued will increase. The Company has not registered these shares of common stock and, in accordance with the terms of the settlement agreement, is obligated to issue to SA Telecommunications additional shares of common stock equal to 22.5% of the number of shares which the Company was initially obligated to issue to SA Telecommunications.

  In 1998, the Comptroller's Office of the State of Texas audited EqualNet Corporation for compliance with sales and use tax laws. As a result of such audit the Comptroller has asserted that EqualNet Corporation owes use taxes on billing services provided to EqualNet Corporation outside of Texas because the services were taxable data processing services. The Comptroller's office has assessed taxes, penalties, and interest that are in excess of $420,000. The Company denies that all such services are taxable data processing services and denies that the services were wholly used in Texas. The Company cannot predict the outcome of this matter and its potential liability, if any, in connection with the matter.

  On November 4, 1999, Comdisco, Inc. ("Comdisco") filed suit against the Company in the United States District Court for the Southern District of Texas (Cause No. H-99-3872) alleging damages for breach of contract and promissory estoppel arising out of a failure to pay for the purchase of certain as in the amount of approximately $155,000. The Company disputes the allegations of Comdisco. The Company has listed the amount due Comdisco as a claim in its bankruptcy, and asserts this is a liability of EqualNet Corporation in its bankruptcy proceeding, and not a liability of the Company. It is impossible at this time to state with any degree of certainty the ultimate exposure of the Company in this matter.

  On December 15, 1999, Qwest Communications Corporation ("Qwest") filed suit against RFC Capital Corporation ("RFC"), the Company, USC Telecom, Inc. ("USC Telecom") Brittan Communications International Corporation ("BCI") and Jim G. Edwards, in the Franklin County Common Pleas Court, Columbus, Ohio, (Cause No. 99CVH-12-10638) alleging damages for breach of contract, fraud, conspiracy to commit fraud and money owed through successor liability arising out of USC Telecom's purchase of certain assets of BCI at a foreclosure sale conducted by BCI's secured lender, RFC. Qwest is also seeking punitive damages. No specific amount of either actual or punitive damages has been plead by Qwest. The Company denies the allegations of Qwest as set forth in its petition. It is impossible at this time to accurately determine the extent of either USC Telecom's or the Company's exposure, if any in these proceedings.

  On January 19, 2000, US WATS, Inc. ("US WATS") filed suit against EqualNet Corporation in the United States District Court for the Eastern District of Pennsylvania (Cause No. 00-CV-352) alleging damages for breach of contract for failure to pay for telecommunications services in the amount of approximately $70,000. The Company believes that it owes US WATS approximately $25,000. The remaining amounts claimed by US WATS are disputed by the Company because the Company believes that they arose as a result of a failure by US WATS to perform its obligations under the terms of the contract. The Company cannot accurately determine the extent of the Company's exposure, if any, in these proceedings.

  On January 26, 2000, WorldCom Network Services, Inc. and MFS Telecom, Inc. (collectively "WorldCom") filed suit against Company and USC Telecom in the United States District Court for the District of Delaware (Cause No. 00-049) alleging damages under the filed rate doctrine of the Communications of 1934, for breach of contract, quantum meruit, and unjust enrichment in the amount of $7,800,000 arising out of service allegedly provided to customers acquired by USC Telecom from SA Telecommunications, Inc. and its subsidiaries in their combined bankruptcy proceedings. The Company denies the allegations of WorldCom as set forth in its petition. The Company disputes the amount owed and believes that the claims made by WorldCom include amounts for services incurred long after WorldCom was directed to terminate the services. Additionally, the Company believes that a significant portion of the amount claimed by WorldCom is duplicative of claims made by WorldCom against EqualNet Corporation, which were addressed in its reorganization plan. The Company cannot accurately determine the extent of either USC Telecom's or the Company's exposure, if any, in these proceedings.

  On February 15, 2000, Netco Acquisition Corp. ("Netco") received demand from Pointe Communications Corporation for $110,000 for delinquent balances related to services provided by Point Communications. Netco has demanded Pointe Communications pay Netco approximately $700,000 owed under the same agreements. The Company believes that the amounts claimed by Pointe Communications are subject to being offset against amounts that Pointe Communications owes to Netco. The Company cannot accurately determine the extent of the its exposure, if any, in these proceedings.

  On February 23, 2000, SNET Diversified Group, Inc. filed suit against the Company in the County Civil Court at Law No. 1 of Harris County, Texas alleging damages in the amount of approximately $27,000 for unpaid carrier charges plus $9,000 in attorney's fees. The Company believes that it has paid SNET the amounts due and is attempting to reconcile this matter.

  In March, 2000, the Company received a demand for payment from Kupper Parker Communications, Inc. for services allegedly rendered in the amount of approximately $28,000 in connection with development of the advertiser sponsored long distance product of its wholly owned subsidiary, Freecaller Communications Corporation. The Company has denied any liability for payment of these services.

  EqualNet Corporation's plan of reorganization ("Reorganization Plan") required the Company to issue 3 million shares of its common stock to the Unsecured Creditors' Trust (the "Trust") for the benefit of holders of unsecured claims who were non-insiders or affiliates of the Company. The Trust may sell up to 375,000 shares of the Company's common stock during each of the first four consecutive six month periods after the effective date of the reorganization plan. Based upon the price and trading volume, the Company may authorize the Trust to sell more than 375,000 shares of common stock during any of the four six month periods. If the gross proceeds, prior to commission, of the Trust's stock sales in any six month period are less than the average price of $1 per share, then the Company shall pay the Trust an amount of cash to make up the difference between the actual sales price and $1 per share. At any time during the four six month periods, but not thereafter, the Company may elect to purchase for $1.50 per share, the entire balance of the shares of common stock
held by the Trust.   Since the effective date of the reorganization plan, the
Trust has sold shares of common stock for less than $1. The Company has been advised the by the Trust that there is a deficiency of approximately $245,000 with respect to sales by the trust for the period ending February 14, 2000. The Company is currently attempting to negotiate a satisfaction of the amounts due to the Trust.

  In connection with EqualNet Corporation's Reorganization Plan the Company is also obligated to make certain additional contributions of cash and of the Company's common stock based on a percentage of claims made under the Reorganization Plan in excess of previously accepted claims. The Company's obligation to make such additional contributions is limited to $2,000,000 in aggregate contributions of cash and its common stock. The Reorganization Plan also calls for the Company to issue additional shares of common stock of the Company should the average closing price of the Company's stock, during the 25 consecutive trading days preceding the date that is two years after the effective date of the Reorganization Plan be less than $1.00 per share as defined in the Reorganization Plan.

  As previously noted, it is not possible for the Company to accurately determine the extent of the its exposure, if any, related to the proceedings described above. However, the Company has reserved approximately $2,500,000 on its balance sheet with respect to the commitments and contingencies set forth in this Note 6.

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


NOTE 7--EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:


                                                      Weighted
                                                       Average        Per Share
                                      Net Loss      Common Shares      Amount
                                    -----------    ---------------    ----------
Three Months Ended
 March 31, 2000
Net loss.........................   $ (2,465,893)
Dividends applicable to
 preferred stock.................   $   (243,805)
                                    ------------
Basic and diluted EPS --
 Net loss applicable to
  common stock...................   $ (2,709,698)       33,733,716    $  (0.08)
                                    ============        ==========    ========
Three Months Ended
 March 31, 1999
Net loss.........................   $ (5,117,972)
Dividends applicable to
 preferred stock.................   $ (1,042,753)
                                    ------------
Basic and diluted EPS --
 Net loss applicable to
  common stock...................   $ (6,160,725)       19,027,111    $  (0.32)
                                    ============        ==========    ========
Nine Months Ended March
 31, 2000
Net loss.........................   $ (7,658,676)
Dividends applicable to
 preferred stock.................   $   (854,805)
                                    ------------
Basic and diluted EPS --
 Net loss applicable to
  common stock...................   $ (8,513,481)       30,820,000    $  (0.28)
                                    ============        ==========    ========

Nine Months Ended March

31, 1999
Net loss.........................   $(19,206,344)
Dividends applicable to
 preferred stock.................   $ (3,500,082)
                                    ------------
Basic and diluted EPS --
 Net loss applicable to
  common stock...................   $(22,706,426)       19,309,972    $  (1.18)
                                    ============        ==========    ========

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

  On March 22, 2000 the Company acquired certain assets of Atcall, Inc. from the debtor in possession under a Chapter 11 proceeding of the United States Bankruptcy court. The purchase price paid for the Atcall assets included the assumption of certain indebtedness on a limited recourse basis in the amount of approximately $2,700,000, the assumption of $165,000 of indebtedness on a fully recourse basis, and the issuance of 365,044 restricted shares of Company Common Stock. See NOTE - DEBT above for a more complete description of the Atcall transaction.

  On April 27, 2000 the Company signed a definitive agreement to purchase 100% of the stock of Max-Tel Communications, Inc.("MTC"). MTC is a prepaid competitive local exchange carrier providing prepaid dial tone to subscribers who typically do not meet the credit criteria imposed by the incumbent local exchange carriers. The acquisition of MTC is subject, among other things, to satisfactory completion of due diligence, obtaining required regulatory approvals, and financing of the cash component of the transaction consideration. The Company has received a preliminary commitment from a lender to provide the financing necessary to consummate the transaction and expects to close the acquisition on or about June 1, 2000; however the closing of the acquisition remains subject to certain contingencies and there can be no assurance that the transaction will be consummated within such time, or upon the terms as previously disclosed by the Company on Form 8-K filed May 5, 2000.

NOTE 9--EQUITY TRANSACTIONS

  During the quarter the Company issued a total of 315,457 shares Common Stock to four different independent contractors for services rendered to the Company. Total compensation expense of $114,775 was recorded in respect of those issues.

  During the quarter eight different employees of the Company exercised options to purchase a total of 110,000 shares of Common Stock. Total proceeds from the exercises were $28,689.

  In January 2000 the Company issued 280,000 shares of Common Stock to a vendor in partial settlement of a dispute.

  During March 2000 a total of 1,013 shares of Series A Convertible Preferred Stock was converted into 3,744,817 shares of Common Stock.

  During March 2000 all 3,000 shares of issued and outstanding Series B Convertible Preferred Stock was converted into 1,500,000 shares of Common Stock.

  In February 2000 the Company issued 916,560 shares of Common Stock upon conversion of 163 shares of Series D Convertible Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements of Equalnet Communications Corp. (the "Company") and notes thereto included elsewhere in this report.

Results of Operations

  Sales for the three months ended March 31, 2000 decreased $2.3 million, or 24%, compared to sales of $9.3 million for the same period of the prior-year. Sales decreased $3.4 million, or 13.6%, for the nine month period ended March 31, 2000 as compared to the same period of the prior-year. The decline in revenues is primarily attributable to decreased per-minute long distance charges and rapid customer attrition following the problems encountered by the Company in the conversion of its billing system. The declines in the customer base are partially offset by new business, including acquisition of the Atcall business.

  Gross margin increased $418,000, or 22.2%, for the three month period ended March 31, 2000 as compared to the same period of the prior-year; gross margin increased $6.2 million, or 1,136.3%, for the nine month period ended March 31, 2000 as compared to the same period of the prior-year. These increases are primarily due to reduction of fixed costs associated with the Company's switch network and savings associated with renewed carrier contracts at decreased prices.

  The net loss applicable to common stock for the three months ended March 31, 2000 was $2.7 million, compared to the $6.2 million loss for the corresponding period in the prior-year. The net loss applicable to common stock for the nine month period ended March 31, 2000 was $8.5 million, compared to the $22.7 million loss for the corresponding period in the prior-year.

Selling, General and Administrative Expenses

  Selling, general, and administrative expenses decreased $0.1 million, or 4.0%, for the three months ended March 31, 2000, when compared to the same period of the prior-year. Selling, general, and administrative expenses for the nine month period ended March 31, 2000 decreased $1.1 million, or 13.1%, as compared to the corresponding period in the prior-year. The decreases in both comparable periods are directly attributable to decreases in general overhead expense and rent expense.

Depreciation and Amortization

  Depreciation and amortization decreased $1.6 million, or 43.2%, for the three month period ended March 31, 2000, as compared to the $3.7 million for the same period of the prior-year. Depreciation and amortization decreased $3.2 million, or 36.3%, for the nine month period ended March 31, 2000, as compared to the $8.9 million for the same period in the prior-year. These decreases are directly attributable to the "declining balance" method for amortizing customer acquisition costs, which results in accelerated depreciation amounts in the initial period of amortization as compared to subsequent periods, as well as write-offs of customer acquisition costs in the prior periods not incurred in the current periods.

Liquidity and Capital Resources

  For the nine months ended March 31, 2000, the Company's working capital requirements for operations and capital expenditures (excluding acquisitions) were funded through the use of internally-generated funds.

  The Company generated $1.0 million in cash flow from operations for the nine months ended March 31, 2000, compared to the $3.1 million cash flow used in operations for the same period of the prior-year. Cash flow deficits in the same period of the prior-year were primarily attributable to operating losses incurred by the Company.

  Cash used in investing activities was $0.4 million for the nine months ended March 31, 2000, compared to the $1.1 million used for the same period of the previous year. Included in the cash used in investing activities for the current period was $150,000 in connection with the purchase of certain assets of a development-stage company which had been developing an advertiser- sponsored long distance service.

  Net cash used in financing activities was $0.5 million for the nine months ended March 31, 2000, compared to the cash provided by financing activities of $4.5 million for the same period of the prior-year. This difference is primarily the result of the Company relying less on borrowings to fund operations and the utilization of cash flow from operations to repay debt.

Management's Plans to Return to Profitability

  The Company's management is continuing actions to strengthen the financial position of the Company. New products and initiatives are being investigated and implemented to significantly enhance sales and revenue, including (i) prepaid local dial tone,(ii) wholesale international rates for retail customers (iii) pre-paid debit cards and postpaid calling cards, (iv) advertiser-sponsored long distance, (v) voice mail services and (vi) the pursuit of acquisitions expected to be accretive to earnings.

  During the quarter ended March 31, 2000 the Company acquired certain assets of Atcall, Inc., primarily its customer base. The Atcall customer base included wholesale purchasers of prepaid long distance calling cards and also "one plus" and postpaid calling card long distance customers.

  On April 27, 2000 the Company signed a definitive agreement to purchase 100% of the stock of Max-Tel Communications, Inc.("MTC"). MTC is a prepaid competitive local exchange carrier providing prepaid dial tone to subscribers who typically do not meet the credit criteria imposed by the incumbent local exchange carriers. The acquisition of MTC by the Registrant is subject, among other things, to Registrant's satisfactory completion of its due diligence, obtaining required regulatory approvals, and Registrant's financing of the cash component of the transaction consideration. Registrant has received a preliminary commitment from a lender to provide the financing necessary to consummate the transaction. Additionally, the Company is negotiating with several third parties for possible acquisitions or to form strategic alliances in order to maximize the utilization of the Company's telecommunications switches (the "Switches").

  The Company believes the acquisitions and new product offerings noted above are particularly significant to increasing the Company's revenues and returning to profitability. Furthermore, management believes the Company must continue to increase its innovation and not depend on competitive pricing alone in order to become more competitive in the marketplace. Some of the new product offerings noted above are pricing packages only and will not require a significant amount of capital. Any new product offerings requiring technology advancements will most likely come from strategic alliances or potential mergers. Financing for potential strategic alliances or mergers is expected to come from the issuance of the Company's common stock and from borrowing. In order to provide financing to support operations, the Company must also continue to increase revenue generated from its existing resources. Management plans to increase traffic over its Switches by adding traffic attributable to the new products and recent and future acquisitions. In addition, the Company is continuing efforts to reduce its primary carrier costs for its existing customer base. The Company continues to make improvements in its billing and MIS systems as part of its efforts to more accurately bill customers, maximize customer revenue and ensure proper audit of vendor invoices related to the cost of service. The Company has also implemented a cost reduction program, and continues to refine these efforts, related to general, administrative, and overhead expenditures. In addition to utilizing the Switches to provide transmission of its customer traffic, the Company is focusing on offering bundled services to its customers, mainly long-distance service and local service.

  Management believes the plans discussed above are critical to returning the Company to profitability. Additionally, the Company intends to seek additional possible strategic alliances and business combinations in order to more rapidly implement its plans for increasing the service offerings or for reducing costs of the Company. Management is attempting to balance the cash flows from operations to meet current needs, and is continuously seeking additional capital resources to fund the expansion of service offerings of the Company. Should capital resource requirements to achieve management's plan to return to profitability significantly exceed management's ability to meet those needs, the Company's ability to return to profitability could be significantly delayed or impaired.


                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On November 4, 1999, Comdisco, Inc. ("Comdisco") filed suit against the Company in the United States District Court for the Southern District of Texas (Cause No. H-99-3872) alleging damages for breach of contract and promissory estoppel arising out of a failure to pay for the purchase of certain as in the amount of approximately $155,000. The Company disputes the allegations of Comdisco. The Company has listed the amount due Comdisco as a claim in its bankruptcy, and asserts this is a liability of EqualNet Corporation in its bankruptcy proceeding, and not a liability of the Company. It is impossible at this time to state with any degree of certainty the ultimate exposure of the Company in this matter.

  On December 15, 1999, Qwest Communications Corporation ("Qwest") filed suit against RFC Capital Corporation ("RFC"), the Company, USC Telecom, Inc. ("USC Telecom") Brittan Communications International Corporation ("BCI") and Jim G. Edwards, in the Franklin County Common Pleas Court, Columbus, Ohio, (Cause No. 99CVH-12-10638) alleging damages for breach of contract, fraud, conspiracy to commit fraud and money owed through successor liability arising out of USC Telecom's purchase of certain assets of BCI at a foreclosure sale conducted by BCI's secured lender, RFC. Qwest is also seeking punitive damages. No specific amount of either actual or punitive damages has been plead by Qwest. The Company denies the allegations of Qwest as set forth in its petition. It is impossible at this time to accurately determine the extent of either USC Telecom's or the Company's exposure, if any in these proceedings.

  On January 19, 2000, US WATS, Inc. ("US WATS") filed suit against EqualNet Corporation in the United States District Court for the Eastern District of Pennsylvania (Cause No. 00-CV-352) alleging damages for breach of contract for failure to pay for telecommunications services in the amount of approximately $70,000. The Company believes that it owes US WATS approximately $25,000. The remaining amounts claimed by US WATS are disputed by the Company because the Company believes that they arose as a result of a failure by US WATS to perform its obligations under the terms of the contract. The Company cannot accurately determine the extent of the Company's exposure, if any, in these proceedings.

  On January 26, 2000, WorldCom Network Services, Inc. and MFS Telecom, Inc. (collectively "WorldCom") filed suit against Company and USC Telecom in the United States District Court for the District of Delaware (Cause No. 00-049) alleging damages under the filed rate doctrine of the Communications of 1934, for breach of contract, quantum meruit, and unjust enrichment in the amount of $7,800,000 arising out of service allegedly provided to customers acquired by USC Telecom from SA Telecommunications, Inc. and its subsidiaries in their combined bankruptcy proceedings. The Company denies the allegations of WorldCom as set forth in its petition. The Company disputes the amount owed and believes that the claims made by WorldCom include amounts for services incurred long after WorldCom was directed to terminate the services. Additionally, the Company believes that a significant portion of the amount claimed by WorldCom is duplicative of claims made by WorldCom against EqualNet Corporation, which were addressed in its reorganization plan. The Company cannot accurately determine the extent of either USC Telecom's or the Company's exposure, if any, in these proceedings.

  On February 15, 2000, Netco Acquisition Corp. ("Netco") received demand from Pointe Communications Corporation for $110,000 for delinquent balances related to services provided by Point Communications. Netco has demanded Pointe Communications pay Netco approximately $700,000 owed under the same agreements. The Company believes that the amounts claimed by Pointe Communications are subject to being offset against amounts that Pointe Communications owes to Netco. The Company cannot accurately determine the extent of the its exposure, if any, in these proceedings.

  On February 23, 2000, SNET Diversified Group, Inc. filed suit against the Company in the County Civil Court at Law No. 1 of Harris County, Texas alleging damages in the amount of approximately $27,000 for unpaid carrier charges plus $9,000 in attorney's fees. The Company believes that it has paid SNET the amounts due and is attempting to reconcile this matter.

  In March, 2000, the Company received a demand for payment from Kupper Parker Communications, Inc. for services allegedly rendered in the amount of approximately $28,000 in connection with development of the advertiser sponsored long distance product of its wholly owned subsidiary, Freecaller Communications Corporation. The Company has denied any liability for payment of these services.

  EqualNet Corporation's plan of reorganization ("Reorganization Plan") required the Company to issue 3 million shares of its common stock to the Unsecured Creditors' Trust (the "Trust") for the benefit of holders of unsecured claims who were non-insiders or affiliates of the Company. The Trust may sell up to 375,000 shares of the Company's common stock during each of the first four consecutive six month periods after the effective date of the reorganization plan. Based upon the price and trading volume, the Company may authorize the Trust to sell more than 375,000 shares of common stock during any of the four six month periods. If the gross proceeds, prior to commission, of the Trust's stock sales in any six month period are less than the average price of $1 per share, then the Company shall pay the Trust an amount of cash to make up the difference between the actual sales price and $1 per share. At any time during the four six month periods, but not thereafter, the Company may elect to purchase for $1.50 per share, the entire balance of the shares of common stock
held by the Trust.   Since the effective date of the reorganization plan, the
Trust has sold shares of common stock for less than $1. The Company has been advised the by the Trust that there is a deficiency of approximately $245,000 with respect to sales by the trust for the period ending February 14, 2000. The Company is currently attempting to negotiate a satisfaction of the amounts due to the Trust.

  In connection with EqualNet Corporation's Reorganization Plan the Company is also obligated to make certain additional contributions of cash and of the Company's common stock based on a percentage of claims made under the Reorganization Plan in excess of previously accepted claims. The Company's obligation to make such additional contributions is limited to $2,000,000 in aggregate contributions of cash and its common stock. The Reorganization Plan also calls for the Company to issue additional shares of common stock of the Company should the average closing price of the Company's stock, during the 25 consecutive trading days preceding the date that is two years after the effective date of the Reorganization Plan be less than $1.00 per share as defined in the Reorganization Plan.

  As previously noted, it is not possible for the Company to accurately determine the extent of the its exposure, if any, related to the proceedings described above. However, the Company has reserved approximately $2,500,000 on its balance sheet with respect to the commitments and contingencies.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  During the quarter the Company issued a total of 315,457 shares Common Stock to four different independent contractors for services rendered to the Company. Total compensation expense of $114,775 was recorded in respect of those issues.

  During the quarter eight different employees of the Company exercised options to purchase a total of 110,000 shares of Common Stock. Total proceeds from the exercises were $28,689.

  In January 2000 the Company issued 280,000 shares of Common Stock to a vendor in partial settlement of a dispute.

  During March 2000 a total of 1,013 shares of Series A Convertible Preferred Stock was converted into 3,744,817 shares of Common Stock.

  During March 2000 all 3,000 shares of issued and outstanding Series B Convertible Preferred Stock was converted into 1,500,000 shares of Common Stock.

  In February 2000 the Company issued 916,560 shares of Common Stock upon conversion of 163 shares of Series D Convertible Preferred Stock.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  The indebtedness to Greyrock Business Credit has been treated as debt in default due to the failure to issue shares of Common Stock pursuant to a registration statement. A complete description of the Greyrock obligation is contained in NOTE 6 to the financial statements - COMMITMENTS AND CONTINGENCIES.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

ITEM 5. OTHER INFORMATION

 None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
      ----------------------------------

 a.  Exhibits

     10.1 Purchase Agreement dated March 22, 2000 between EqualNet Corporation, Equalnet Communications Corp. and Atcall, Inc. relating to the purchase of certain assets by EqualNet Corporation.

     10.2 Assignment and Assumption Agreement between EqualNet Corporation, Atcall, Inc. and RFC Capital Corporation dated March 22, 2000.

     10.3 Letter agreement between EqualNet Corporation and RFC Capital Corporation dated March 22, 2000.

     27.1 Financial Data Schedule


 b.  Reports on Form 8-K
 NONE

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EQUALNET HOLDING CORP.

Date: May 22, 2000                      /s/ MITCHELL H. BODIAN
      ---------------------             _________________________________
                                        Mitchell H. Bodian, Chief
                                        Executive Officer
                                         (duly authorized officer and
                                         principal financial officer)